Form 10-Q
period 2014-03-31
JOBLOCATIONMAP INC
filed 2014-06-20
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-188225

JobLocationMap

(Name of registrant in its charter)

Nevada	46-0745348
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015

(Address of principal executive offices)

702- 586-1338

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 10, 2014 the registrant had 8,000,000 issued and outstanding shares of common stock.

JOBLOCATIONMAP

(A Development Stage Company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to JoblocationMap. The term "fiscal year" refers to our fiscal year ending December 31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

JOBLOCATIONMAP

(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at March 31, 2014 and December 31, 2013	F-1

Unaudited Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from inception, June 15, 2010 through March 31, 2014	F-2

Unaudited Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from inception, June 15, 2010, through March 31, 2014	F-3

Notes to Financial Statements	F-4

3

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Balance Sheet (Unaudited)
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$800	$3,300
Deferred Offering Costs	6,500	6,500

Total current assets	7,300	9,800

Total assets	$7,300	$9,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$—	$—

Total current liabilities	—	—

Stockholders' Equity
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	800	800
Additional paid-in capital	23,200	23,200
Deficit accumulated during the development stage	(16,700)	(14,200)

Total stockholders’ equity	7,300	9,800

Total liabilities and stockholders’ equity	$7,300	$9,800

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Statement Of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013
For the periods from June 15, 2010 (Inception) to March 31, 2014

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013	Cumulative From June 15, 2010 (Inception) to March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—

Expenses
General administrative	—	1,100	4,800
Professional fees	2,500	—	11,900

Total expenses	2,500	1,100	16,700

Net income (loss)	$(2,500)	$(1,100)	$(16,700)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Statement Of Cash Flows (Unaudited)
For the three months ended March 31, 2014 and 2013
For the periods from June 15, 2010 (Inception) to March 31, 2014

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013	Cumulative From June 15, 2010 (Inception) to March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(2,500)	$(1,100)	$(16,700)
Adjustments to reconcile net income to net cash
used by operating activities
Deferred offering costs	—	—	(6,500)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable	—	—	—

Net cash used in operating activities	$(2,500)	$(1,100)	$(23,200)

Cash flows from investing activities	$—	$—	$—

Cash flow from financing activities
Proceeds from sale of stock	—	—	24,000

Net cash provided by financing activities	$—	$—	$24,000

Net increase/(decrease) in cash	(2,500)	(1,100)	800

Cash at beginning of period	3,300	14,000	—

Cash at end of period	$800	$12,900	$800

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of JobLocationMap, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

JobLocationMap, Inc. (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap, Inc. is a development stage company with the principal business objective of developing and marking an online map application.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on JobLocationMap, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. JobLocationMap, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Eight Million (8,000,000) shares of common stock were issued and outstanding as of March 31, 2014 and December 31, 2013.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2014

NOTE C – COMMON STOCK

On or about August 29, 2012, Related Party Directors, Omri Morchi and Eden Shoua each purchased 4,000,000 common shares of the company’s common stock for $12,000 each or $0.003 per share.

NOTE D – INCOME TAXES

For the three months ended March 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,700 at March 31, 2014, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013
Income tax expense (benefit) at statutory rate	$(850)	$(374)
Change in valuation allowance	850	374
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
NOL Carryover	$5,678	$4,828
Valuation allowance	(5,678)	(4,828)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $16,700 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended March 31, 2014

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

JobLocationMap Inc. is a development stage company. We were incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development visual job search service that will put together job seekers and employers, JobLocationMap.com. Our fiscal year end is December 31, and we have no subsidiaries. Our website aims to provide job seekers and employers with a platform to share their a valid address and contact information to be shown as a pin on our provided map, manage their their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Results of Operations

Comparison for the Three Months Ended March 31, 2014 and 2013

Revenues

During the three months period ended March 31, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2014 is $2,500 and for the three month ended March 31, 2013 is $1,100. Operating expenses for the three months ended March 31, 2014 consisted of professional fees of $2,500. Operating expenses for the three months ended March 31, 2013 consisted of General and Administrative expenses of $1,100.

Net Loss

During the three months ended March 31, 2014 and 2013 the Company recognized net losses of $2,500 and $1,100, respectively.

Analysis for the Periods from June 15, 2010 (Inception) to March 31, 2014

Revenues

We have limited operational history. From our inception on June 5, 2010 to March 31, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the periods from June 5, 2010 (Inception) to March 31, 2014 is $16,700. Operating expenses consisted of professional fees of $11,900 and General and Administrative expenses of $4,800.

Net Loss

During the period from June 5, 2010 (Inception) to March 31, 2014 the Company recognized net losses of $16,700.

Liquidity and Capital Resources

On March 31, 2014, we had total current assets of $800 in cash and $6,500 in deferred offering expenses and total current liabilities of $0.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities from June 5, 2010 (date of inception) to March 31, 2014 was $24,000 consisting of proceeds from the sale of common stock ($24,000). During the three months ended March 31, 2014 and 2013, net cash provided by financing activities was $0.

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net losses since our inception on June 10, 2010 through March 31, 2014 totaling $16,700 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item.2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JoblocationMap

DATED: June 19, 2014	By: /s/ Om Morchi
Omri Morchi
President
CEO, and Director

