Form 10-Q
period 2014-06-30
JOBLOCATIONMAP INC
filed 2014-08-07
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014 the registrant had 8,000,000 issued and outstanding shares of common stock.

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

1

JOBLOCATIONMAP

(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at June 30, 2014 and December 31, 2013	F-1

Unaudited Statements of Operations for the three and six months ended June 30, 2014 and 2013 and for the period from inception, June 15, 2010 through June 30, 2014	F-2

Unaudited Statement of Changes in Stockholders' Equity for the period from inception, June 15, 2010 through June 30, 2014	F-3

Unaudited Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the period from inception, June 15, 2010, through June 30, 2014	F-4

Notes to Financial Statements	F-5

3

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Balance Sheet (Unaudited)
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$0	$3,300
Deferred offering costs	6,500	6,500

Total current assets	6,500	9,800

Total assets	$6,500	$9,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,800	$—
Loan from related party	2,144	—

Total current liabilities	3,944	—

Stockholders' equity
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	800	800
Additional paid-in capital	23,200	23,200
Deficit accumulated during the development stage	(21,444)	(14,200)

Total stockholders’ equity	2,556	9,800

Total liabilities and stockholders’ equity	$6,500	$9,800

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Statement Of Operations (Unaudited)
For the three and six months ended June 30, 2014 and 2013
For the periods from June 15, 2010 (Inception) to June 30, 2014

	For The Three Months Ended June 30, 2014	For The Three Months Ended June 30, 2013	For The Six Months Ended June 30, 2014	For The Six Months Ended June 30, 2013	Cumulative From June 15, 2010 (Inception) to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Expenses
General administrative	444	—	444	1,100	5,244
Professional fees	4,300	4,300	6,800	4,300	16,200

Total expenses	4,744	4,300	7,244	5,400	21,444

Net income (loss)	$(4,744)	$(4,300)	$(7,244)	$(5,400)	$(21,444)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$—

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the periods from Inception (June 15, 2010) to June 30, 2014

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at June 15, 2010	$—	$—	$—	$—	$—

Balance at December 31, 2010	—	—	—	—	—

Balance at December 31, 2011	—	—	—	—	—

Common stock issued to founders @ 0.003 per share	8,000,000	800	23,200	—	24,000

Net income (loss) for the year ended December 31, 2012	—	—	—	(3,500)	(3,500)

Balance at December 31, 2012	8,000,000	800	23,200	(3,500)	20,500

Net income (loss) for the year ended December 31, 2013	—	—	—	(10,700)	(10,700)

Balance at December 31, 2013	$8,000,000	$800	$23,200	$(14,200)	$9,800

Net income (loss) for the six months ended June 30, 2014	—	—	—	(7,244)	(7,244)

Balance at June 30, 2014	8,000,000	800	23,200	(21,444)	2,556

The accompanying notes are an integral part of these financial statements.

JOBLOCATIONMAP, INC.
(A Development Stage Company)
Statement Of Cash Flows (Unaudited)
For the six months ended June 30, 2014 and 2013
For the periods from June 15, 2010 (Inception) to June 30, 2014

	For The Six Months Ended June 30, 2014	For The Six Months Ended June 30, 2013	Cumulative From June 15, 2010 (Inception) to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(7,244)	$(5,400)	$(21,444)
Adjustments to reconcile net income to net cash
used by operating activities
Deferred offering costs	—	—	(6,500)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable	1,800	1,800	1,800

Net cash used in operating activities	$(5,444)	$(3,600)	$(26,144)

Cash flows from investing activities	$—	$—	$—

Cash flow from financing activities
Loan from related party	2,144	—	2,144
Proceeds from sale of stock	—	—	24,000

Net cash provided by financing activities	$2,144	$—	$26,144

Net increase/(decrease) in cash	(3,300)	(3,600)	—

Cash at beginning of period	3,300	14,000	—

Cash at end of period	$—	$10,400	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Basis of Presentation

The unaudited financial statements for the period ended June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six months ended June 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

June 30, 2014

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

As of June 30, 2014 and September 30, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Eight Million (8,000,000) shares of common stock were issued and outstanding as of June 30, 2014 and December 31, 2013.

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

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE B – GOING CONCERN (CONTINUED)

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

NOTE D – INCOME TAXES

For the six months ended June 30, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $21,444 at June 30, 2014, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Six Months Ended June 30, 2014	For The Six Months Ended June 30, 2013
Income tax expense (benefit) at statutory rate	$(2,463)	$(1,836)
Change in valuation allowance	2,463	1,836
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
NOL Carryover	$7,291	$4,828
Valuation allowance	(7,291)	(4,828)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $21,444 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE E – RELATED TRANSACTIONS

On April 4, 2014, directors of the company contributed $2,000 towards operating expenses

JOBLOCATIONMAP, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE E – RELATED TRANSACTIONS (CONTINUED)

On June 2, 2014, directors of the company contributed $144 towards operating expenses

As on June 30, 2014, related party payable outstanding to Director is $2,144.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after June 30, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended June 30, 2014.

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

Overview

JobLocationMap Inc. is a development stage company. We were incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development visual job search service that will put together job seekers and employers, JobLocationMap.com. Our fiscal year end is December 31, and we have no subsidiaries. Our website aims to provide job seekers and employers with a platform to share their a valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Results of Operations

Comparison for the Three Months Ended June 30, 2014 and 2013

Revenues

During the three months period ended June 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2014 is $4,744 and for the three month ended June 30, 2013 is $4,300. Operating expenses for the three months ended June 30, 2014 consist of Professional Fees $4,300 and General Administrative expenses $444. Operating expenses for the three months ended June 30, 2013 consists of Professional Fees $4,300.

Net Loss

During the three months ended June 30, 2014 and 2013 the Company recognized net losses of $4,744 and $4,300.

Comparison for the Six Months Ended June 30, 2014 and 2013

Revenues

During the six months period ended June 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2014 is $7,244 and for the six month ended June 30, 2013 is $5,400. Operating expenses for the six months ended June 30, 2014 consist of General Administrative $444 and Professional Fees $6,800. Operating expenses for the six months ended June 30, 2013 consists of General and Administrative expenses $1,100 and Professional Fees $4,300.

Net Loss

During the six months ended June 30, 2014 and 2013 the Company recognized net losses of $7,244 and $5,400.

Analysis for the Periods from June 15, 2010 (Inception) to June 30, 2014

Revenues

We have limited operational history. From our inception on June 5, 2010 to June 30, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the periods from June 5, 2010 (Inception) to June 30, 2014 is $21,444. Operating expenses consist of professional fees $16,200 and General and Administrative expenses $5,244.

Net Loss

During the period from June 5, 2010 (Inception) to June 30, 2014 the Company recognized net losses of $21,444.

Liquidity and Capital Resources

On June 30, 2014, we had total current assets of $6,500 which consist of $6,500 in deferred offering expenses and total current liabilities of $3,944.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities from June 5, 2010 (date of inception) to June 30, 2014 was $26,144 consist of proceeds from sale of common stock $24,000 and loan from related party $2,144. During the six months ended June 30, 2014 and 2013, net cash provided by financing activities was $2,144 and $0, respectively.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through June 30, 2014 totaling $21,444 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

JoblocationMap

DATED: August 6, 2014	By: /s/ Omri Morchi
Omri Morchi
President
CEO, and Director

