Form 10-Q
period 2014-09-30
JOBLOCATIONMAP INC
filed 2014-11-13
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

As of November 6, 2014 the registrant had 9,500,000 issued and outstanding shares of common stock.

1

JOBLOCATIONMAP

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

2

JOBLOCATIONMAP

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC

JOBLOCATIONMAP, INC.
Balance Sheet (Unaudited)
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$56,635	$3,300
Deferred offering costs	—	6,500
Prepaid expenses	4,833	—

Total current assets	61,468	9,800

Total assets	$61,468	$9,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,800	$—
Loan from related party	3,944	—

Total current liabilities	13,744	—

Stockholders' equity
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 and 8,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	950	800
Additional paid-in capital	76,550	23,200
Accumulated deficit	(29,776)	(14,200)

Total stockholders’ equity	47,724	9,800

Total liabilities and stockholders’ equity	$61,468	$9,800

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statement Of Operations (Unaudited)
For the three and nine months ended September 30, 2014 and 2013

	For The Three Months Ended September 30, 2014	For The Three Months Ended September 30, 2013	For The Nine Months Ended September 30, 2014	For The Nine Months Ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	—

Expenses
General administrative	5,032	950	5,476	2,050
Professional fees	3,300	1,800	10,100	6,100

Total expenses	8,332	2,750	15,576	8,150

Net income (loss)	$(8,332)	$(2,750)	$(15,576)	$(8,150)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	7,978,261	8,000,000	7,992,674	8,000,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statement of Changes in Stockholders' Equity (Unaudited)
For the periods from Inception (June 15, 2010) to September 30, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 15, 2010	—	$—	$—	$—	$—

Balance at December 31, 2010	—	—	—	—	—

Balance at December 31, 2011	—	—	—	—	—

Common stock issued to founders @ 0.003 per share	8,000,000	800	23,200	—	24,000

Net income (loss) for the year ended December 31, 2012	—	—	—	(3,500)	(3,500)

Balance at December 31, 2012	8,000,000	800	23,200	(3,500)	20,500

Net income (loss) for the year ended December 31, 2013	—	—	—	(10,700)	(10,700)

Balance at December 31, 2013	8,000,000	$800	$23,200	$(14,200)	$9,800

Common stock issued for cash	1,500,000	150	59,850	—	60,000

Deferred offering cost			(6,500)		(6,500)
Net income (loss) for the nine months ended September 30, 2014	—	—	—	(15,576)	(15,576)

Balance at September 30, 2014	9,500,000	950	76,550	(29,776)	47,724

The accompanying notes are an integral part of these financial statements.

JOBLOCATIONMAP, INC.
Statement Of Cash Flows (Unaudited)
For the six months ended September 30, 2014 and 2013

	For The nine Months Ended September 30, 2014	For The Nine Months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(15,576)	$(8,150)
Adjustments to reconcile net income to net cash
used by operating activities
Prepaid expenses	(4,833)	—

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable	9,800	2,250

Net cash used in operating activities	$(10,609)	$(5,900)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Loan from related party	3,944	—
Proceeds from sale of stock	60,000	—

Net cash provided by financing activities	$63,944	$—

Net increase/(decrease) in cash	53,335	(5,900)

Cash at beginning of period	3,300	14,000

Cash at end of period	$56,635	$8,100

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of JobLocationMap, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

JobLocationMap, Inc. (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap, Inc. principal business objective of developing and marking an online map application.

Basis of Presentation

The unaudited financial statements for the period ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of September 30, 2014 and December 31, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand and Eight Million (9,500,000 and 8,000,000) shares of common stock were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

On September 26, 2014, Company issued 1,500,000 Common Shares of the company at $0.04 per share for cash proceeds of $60,000.

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE D – INCOME TAXES

For the nine months ended September 30, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $29,776 at September 30, 2014, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Nine Months Ended September 30, 2014	For The Nine Months Ended September 30, 2013
Income tax expense (benefit) at statutory rate	$(5,296)	$(2,771)
Change in valuation allowance	5,296	2,771
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of September30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
NOL Carryover	$10,124	$4,828
Valuation allowance	(10,124)	(4,828)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $29,776 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE E – RELATED TRANSACTIONS

On April 4, 2014, directors of the company contributed $2,000 towards operating expenses

On June 2, 2014, directors of the company contributed $144 towards operating expenses

On July 7, 2014, directors of the company contributed $1,800 towards operating expenses

As on September 30, 2014, related party payable outstanding to Director is $3,944.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended September 30, 2014

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

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

Overview

JobLocationMap Inc. is incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development visual job search service that will put together job seekers and employers, JobLocationMap.com. Our fiscal year end is December 31, and we have no subsidiaries. Our website aims to provide job seekers and employers with a platform to share their a valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Results of Operations

Comparison for the Three Months Ended September 30, 2014 and 2013

Revenues

During the three months period ended September 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2014 is $8,332 and for the three month ended September 30, 2013 is $2,750. Operating expenses for the three months ended September 30, 2014 consist of Professional Fees $3,300 and General Administrative expenses $5,032. Operating expenses for the three months ended September 30, 2013 consists of Professional Fees $1,800 and General Administrative expenses $950.

Net Loss

During the three months ended September 30, 2014 and 2013 the Company recognized net losses of $8,332 and $2,750.

4

Comparison for the Nine Months Ended September 30, 2014 and 2013

Revenues

During the nine months period ended September 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2014 is $15,576 and for the nine month ended September 30, 2013 is $8,150. Operating expenses for the nine months ended September 30, 2014 consist of General Administrative $5,476 and Professional Fees $10,100. Operating expenses for the nine months ended September 30, 2013 consists of General Administrative expenses $2,050 and Professional Fees $6,100.

Net Loss

During the nine months ended September 30, 2014 and 2013 the Company recognized net losses of $15,576 and $8,150.

Liquidity and Capital Resources

On September 30, 2014, we had total current assets of $61,468 which consist of $56,635 in cash and cash equivalents, $4,833 in prepaid expenses and total current liabilities of $13,744 which consist of $9,800 in accounts payable and $3,944 in loan from related party.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities for the nine month ended September 30, 2014 was $63,944, which consist of proceeds from sale of common stock $60,000 and loan from related party $3,944. During the nine months ended September 30, 2013 net cash provided by financing activities was $0

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net losses since our inception on June 10, 2010 through September 30, 2014 totaling $29,776 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JoblocationMap

DATED: November 13, 2014	By: _/s/Omri Morchi____
Omri Morchi
President
CEO, and Director

8