Form 10-K
period 2014-12-31
JOBLOCATIONMAP INC
filed 2015-03-12
CIK 1555995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-188225

JobLocationMap

(Name of registrant in its charter)

Nevada	46-0745348
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015

(Address of principal executive offices)

702- 586-1338

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 12, 2015 the registrant had 9,500,000 issued and outstanding shares of common stock.

JOBLOCATIONMAP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to JOBLOCATIONMAP, INC. The term "fiscal year" refers to our fiscal year ending December 31, 2014. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

JOBLOCATIONMAP, INC.

PART I

Item 1. BUSINESS

OVERVIEW

JobLocationMap Inc. is a company incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development of visual job search service that will put together job seekers and employers in JobLocationMap.com.  Our fiscal year end is December 31, and we have no subsidiaries. Our website aims to provide job seekers and employers with a platform to share their valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Our business offices are currently located at 153 W. Lake Mead Pkwy #2240, Henderson, NV 89015.   Our telephone number is 702-586-1138. We have a website located at www.JobLocationMap.com, however, the information contained on our website does not form a part of the registration statement of which this prospectus is a part.

From our inception on June 15, 2010 to the present date, we have focused on organizational matters.  Since Aug 2012 we have been developing our social networking website for JobLoactionMap searchers, www.JobLocationMap.com. Our website is currently in the development stage.  We expect our website to be ready for public launch within 6 months following successful completion of this Offering, provided that we have correctly estimated the funds required to execute our business plan. If we are successful in completing and launching our website, we anticipate that we will generate nominal revenues within 4 to 6 months following the website launch.  The platform website is ready for test, right now we are approaching few big employers to test the platform. We will fix bugs as they come along. We still need to finish the registration for the employers and employees. Our plans is to go online in 2 month after we finish fixing the bugs.

We have two executive officers, Mr. Omri Morchi and Ms. Eden Shoua, who also serve as our directors.  Both Mr. Morchi and Ms. Shoua, reside in Israel.  Mr. Morchi, our President and director, is a professional job hunter with more than 5 years of experience as a Job hunter working at the AllJobs, the fourth largest Jobs website in Israel. Ms. Eden, our Secretary, Treasurer, and director, has 5 years of general business management, marketing, and logistics experience working in the public education sector

Though our website, www.JobLocationMap.ning.com is currently accessible it is not yet prepared for a full public launch.  It is currently in the testing phase as we are reviewing the operations of the social network and various features.  The website will likely remain accessible for some time as we troubleshoot and test various aspects of the system.  Our references to the ‘public launch’ of our site are specifically intended to refer to the time in our development when our website is complete and we begin engaging in marketing activities to generate awareness www.JobLocationMap.ning.com.

Additionally, we plan to hire a freelance graphic designer to revamp the overall visual appearance of our website and make it more appealing and modern. We anticipate the revamping of our website to take no longer than two months after the Offering   is completed at a cost of $1,250. The revamping of our website is not essential for us to generate revenues.

Once the development of the website has been completed, we will publicly announce the launch of our new website. At this point in time our website will be ready to generate revenues.  We will then focus our efforts on driving visitors to our website by promoting our website with Google Adwords and making our website more accessible to visitors from other social networks such as Facebook and Twitter and by adding language translations to foreign visitors. We will also attempt to generate revenues by negotiating agreements with third-party merchants to display their goods on our site and pay us a commission if our visitors purchase their products.  We have not yet identified such merchants and there can be no assurance that we will be able to once we reach this stage in our business development.

We are building an App for use with iPhone and Android that users can search job listings to find a job location by map or use the App job search or browse jobs to find relevant employment opportunities in an individual’s area. This platform enables both employers and job seekers to find the perfect match with less time and effort.

The App seeks to connect people to job opportunities, website global recruitment network, and to Joblocationmap platform. With the comprehensive platform we will be ready to launch technologies and versions of products supported by these technologies which will provide a "high efficiency and precision” user experience for employers and job seekers alike and help facilitate the ability to fill positions globally.

Businesses and job seekers using job search will experience a significant change in their user experience. Users will have more customized personal pages, more efficient resume management functions and over time, users will have access to more accurate search functionality.

Key features of the new platform upon launching include:

• Advanced company recruitment branding products including branded job advertising, video and company profiles

• Targeted local, regional and national postings job ads

• Expanded sourcing productivity with new tools enabling candidate screening efficiency

• Enhanced employer experience with expansive resources featuring content, and online support

• Enhanced job seeker experience including streamlined job apply flows to increase seeker satisfaction and conversion

• Career Advice Center with resume and interview tips and job hunt strategies

Provided we raise sufficient proceeds from the offering, of which there can be no assurance at the present time, we expect our website to be ready for public launch within 6 months following completion of this Offering and to start generating revenues within 4 to 6 months following launch.

We are in the early stage of our business plan. We currently have no revenues and no user subscriptions for our website. Our activities to date have been limited to organizational matters, development of our business plan, development of our website, and efforts related to becoming a publicly traded company. The Company has already begun developing its website and has contracted with a consultant to prepare such site. The Company has a set business plan which does not include the merger or acquisition with any other entity.

Our offices are currently located at 153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015.  The address of agent for service in Nevada and registered corporate office is c/o EastBiz.com, Inc., 5348 Vegas Dr., Las Vegas, NV 89108 USA. Our telephone number is 702-586-1138. We have a website at www.JobLocationMap.ning.com, however, the information contained on our website does not form a part of the registration statement of which this prospectus is a part.

We have never declared bankruptcy, never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Neither JobLocationMap Inc., nor our officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

The Company is an emerging growth company under the Jumpstart Our Business Startups Act.

The Company shall continue to be deemed an emerging growth company until the earliest of--

‘(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

‘(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

‘(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

‘(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

The Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

SOCIAL NETWORKING WEBSITES, GENERALLY

Social networking websites provide internet users with services that allow them to form, join, or participate in online communities and to communicate with others regarding common interests and pursuits. . Social networking websites have experienced increasing popularity in the last decade, and many sites have grown into broad networks encompassing tens of millions of users.  Our management believes that the popularity of general interest social networking sites such as Facebook has opened the door for more specialized and exclusive services that cater to special interest groups.

REVENUE MODEL

We plan to generate revenue from the following:

ADVERTISEMENT SPACE

One of the major benefits of advertising on a social networking site is that advertisers can take advantage of the users’ demographic information and target their ads appropriately. We intend to sell advertisement space to companies who are interested in targeting our subscribers.   We intend to sell advertising space on our website at a rate of $15 to $50 per thousand instances of an ad appearing on the website. Advertisements will appear on all of our web pages in a vertically oriented sidebar.

We also intend to participate in the Google AdSense service. Google AdSense is a free service, which displays text-only ads that correspond to the keywords of the content of the page on which the ad is shown.  Each time a user of a host website clicks on an AdSense advertisement, Google provides a flat fee to the operators of that website on behalf of the applicable advertiser. We were experimenting with the integration of “dummy” advertisements by Google with our social network website, and we have since removed these advertisements. We have not yet applied to Google AdSense program but do intend to do so once our website has been publicly launched. We did not generate any AdSense related income and since Google pays a different fee rate according to the niche your website occupies, we do not yet know what this fee will be.

COMPETITION AND COMPETITIVE STRATEGY

The social networking website industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of the website’s brand strength and the success of its marketing strategies, its user capacity and reliability, and its ability to accommodate and integrate evolving technology and features (such as smart-phone or Twitter compatibility, for example).  Additionally, with regard to the online retail component of our business, competition is generally a function of the assortment and continuity of product selection offered, reliability, and the level of support for products offered.

We will be required to compete with a large number of niche social networking and merchandising websites, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products and services similar to (and competitive with) our products and services. We believe that we are currently one of the smallest in the industry, as we currently have only a nominal web presence and no revenues from our business operations.

Management believes we can offset any such competitive disadvantages by being a price leader in the marketplace, first by offering free access to our website, and thereafter by offering more competitively priced premium services. Initially, general subscriptions to our site will be free and premium subscriptions will be only approximately $4.99 per month. We will also seek to differentiate ourselves by providing our subscribers with more attractive social network features, such as tools for subscribers to easily communicate with each other.

MARKETING & SALES STRATEGY

The use of Internet is continuing to evolve as a global platform for doing business. Our major focus in the first year will be to use Google Adwords program in order to drive traffic to our own website. We plan to take advantage of the well established Google Adwords marketing program which places online ads on the search result pages of Internet users. Google uses an advertising methodology referred to as cost-per-click (“CPC”) in its Adwords program. Using this strategy will allow us to design our own ads, and to select target locations such as a city or state and use keywords in our ads. A keyword is a word that is used by an Internet user who is performing an online search to find out information on a specific topic.

Our primary target market is focused on Internet users who already participate in social networking websites. With CPC advertising, we only pay for the number of actual clicks on our advertisement. Each time someone clicks on our Google ad they will be redirected to our web site. A CPC-based advertising strategy is cost effective because an advertiser only pays for the leads they receive. The CPC marketing campaign is an integral part of our long term strategy

Our marketing campaign will monitor daily statistics and track favorite topics in order to quickly get in sync with our Internet audience. This is a significant part of our branding strategy.

ONLINE ADVERTISING

The majority of our advertising and promotional activities will be concentrated on an online advertising campaign using Google Adwords. We have selected Google because of its success and popularity for web users wishing to find something using an internet search. The Google Adwords program will allow us to customize the text of our advertisements, the frequency of each advertisement's appearance, and the length of the advertising contract. For our purposes, we believe that this will give us the maximum amount of flexibility and allow us to closely monitor the costs of the marketing campaign.

EMAIL ADVERTISING CAMPAIGN

We anticipate that an information style email advertising campaign may help to enhance our online advertising campaign and bring us into direct contact with people who are interested in using our services. In this regard, we are considering acquiring email lists, which may be done on an incremental basis so as not to incur a large expense before determining whether an email campaign works and meets our expectations.

We have budgeted a minimum of $5,000 and a maximum of $10,000 for advertising, marketing and sales during the 12 months following completion of this Offering . Mr. Shamir Benita will be responsible to manage all of our marketing and sales activities.

OPTIMIZING OUR WEBSITE

We plan to work with the web site development contractor to develop a series of meta-tags for each of the pages of our web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page through search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is performing an Internet search for a specific topic. By including meta-tags such we will be able to help drive more traffic to our web site.

As our business begins to gain subscribers and become known in the industry we plan to conduct our own online survey questionnaires from the home page of our web site.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We will be developing our own website, and the distribution of our website services will be over the Internet.  We intend to engage the services of independent contractors in relation to web design and programming as we may require. We believe there are no constraints on the sources or availability of products, supplies, or suppliers related to our business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters.  Beyond our trade name, we do not hold any other intellectual property rights.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION.

We do not believe that government regulation will have a material impact on the way we conduct our business.  Given the content that will be available on our website, we will implement appropriate safeguards and electronic warnings to ensure that visitors to our site are aware of any restrictions that may be applicable to them while visiting our site. The regulation of the internet is in its infancy and still developing. The site will limit access to personal information to members and disclose the Company’s policy regarding non release of such information to non-members.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first year of operation related to the development of our website. For additional details please see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation" below.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our officers/directors, who each spend approximately 15 to 20 hours a week on our business as is required.  Mr. Morchi and Ms. Shoua are both engaged with other businesses which will occupy the remainder of their working time every week.  Although neither Mr. Morchi or Ms. Shoua are under obligation to provide a minimum quantity of hourly services, they do not anticipate providing less than 6 hours per week of service in order to perform basic corporate maintenance and book keeping. Further details on these businesses can be found in the “Management” section below.  We will consider retaining full-time management and administrative support personnel as our business and operations increase.  We do not foresee engaging full-time management or administrative support personnel during the next 12 months.

Over the next 12 months, Mr.Omri Morchi will be primarily responsible for:

- General management of our company's operations

- Management and direction of financing activities

- Ensuring the software development plan is on budget and on schedule

- Responsible for the discussion boards’ conception and policies.

Ms. Shoua will be responsible for:

- Preparing and updating our website

- Financing activities

- Setting up a Google Adwords account

- Promote and executing our marketing plan

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own interests in any real property. We currently maintain offices at 153 W. Lake Mead Pkwy #153, Henderson, NV 89015. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our officers/directors do not work from this location.

Item 3. Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DIVIDEND POLICY

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

MARKET FOR OUR COMMON STOCK

Market Information

There is no established public market for our common stock.

Recent Sales of Unregistered Securities

On August 29, 2012, we issued 4,000,000 shares of the Company’s common stock to Omri Morchi, our President and Director, for a purchase price of $0.003 per share, or for aggregate proceeds of $12,000.

On August 29, 2012, we issued 4,000,000 shares of the Company’s common stock to Eden Shoua, our Treasurer, Secretary and Director, for a purchase price of $0.003 per share, or for aggregate proceeds of $12,000.

On September 26, 2014, we issued 1,500,000 shares of the Company’s common stock to various Investors, for a sale price of $0.04 per share, or for aggregate proceeds of $60,000.

We believe that the issuances of the securities set forth above were exempt from registration as offerings completed under Regulation S of the Securities Act and the regulations promulgated there under. We believed that this exemption from registration was available for each transaction because each purchaser represented to us, among other things, that he was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment.  Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the US.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

JobLocationMap Inc. is a development stage company.  We were incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development visual job search service that will put together job seekers and employers, JobLocationMap.com.  Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide job seekers and employers with a platform to share their a valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world.

Our business offices are currently located at 153 W. Lake Mead Pkwy #2240, Henderson, NV 89015. Our telephone number is 1-702-586-1138.

From our inception on June 15, 2010 to the present date, we have focused on organizational matters.  Since Aug 2012 we have been developing our social networking website for JobLoactionMap searchers, www.JobLocationMap.com. Our website is currently in the development stage.  We expect our website to be ready for public launch within 6 months following successful completion of the public offering, provided that we have correctly estimated the funds required to execute our business plan. If we are successful in completing and launching our website, we anticipate that we will generate nominal revenues within 4 to 6 months following the website launch.  The Company has already begun developing its website and has contracted with a consultant to prepare such site. The Company has a set of business plan which does not include the merger or acquisition with any other entity.

We have two executive officers, Mr. Omri Morchi and Ms. Eden Shoua, who also serve as our directors.  Both Mr. Morchi and Ms. Shoua, reside in Israel.  Mr. Morchi, our President and director, is a professional job hunter with more than 5 years of experience as a Job hunter working at the AllJobs, the fourth largest Jobs website in Israel. Ms. Eden, our Secretary, Treasurer, and director, has 5 years of general business management, marketing, and logistics experience working in the public education sector.

Results of Operations

Comparison for the Year Ended December 31, 2014 and 2013

Revenues

During the year ended December 31, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2014 is $18,611 and for the year ended December 31, 2013 is $10,700. Operating expenses for the year ended December 31, 2014 consist of Professional Fees $11,900 and General Administrative expenses $6,711. Operating expenses for the year ended December 31, 2013 consists of Professional Fees $8,650 and General Administrative expenses $2,050.

Net Loss

During the year ended December 31, 2014 and 2013 the Company recognized net losses of $18,611and $10,700.

Liquidity and Capital Resources

On December 31, 2014, we had total current assets of $48,633 which consist of $45,035 in cash and cash equivalents, $3,598 in prepaid expenses and total current liabilities of $3,944 which consist of $3,944 in loan from related party. During the year ended December 31, 2013, we had total current assets of $9,800 which consist of $3,300 in cash and cash equivalents, $6,500 in deferred offering cost.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities for the year ended December 31, 2014 was $63,944, which consist of proceeds from sale of common stock $60,000 and loan from related party $3,944. During the year ended December 31, 2013 net cash provided by financing activities was $0

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net losses since our inception on June 10, 2010 through December 31, 2014 totaling $32,811 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

JOBLOCATIONMAP INC

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of JobLocationMap Inc.:

We have audited the accompanying balance sheets of JobLocationMap Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JobLocationMap Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2014, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 10, 2015

JOBLOCATIONMAP, INC.
Balance Sheets
December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$45,035	$3,300
Deferred offering costs	—	6,500
Prepaid expenses	3,598	—

Total current assets	48,633	9,800

Total assets	$48,633	$9,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loan from related party	$3,944	$—

Total current liabilities	3,944	—

Stockholders' equity
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 and 8,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013	950	800
Additional paid-in capital	76,550	23,200
Accumulated deficit	(32,811)	(14,200)

Total stockholders’ equity	44,689	9,800

Total liabilities and stockholders’ equity	$48,633	$9,800

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Operations
For the year ended December 31, 2014 and 2013

	For The year Ended December 31, 2014	For The year Ended December 31, 2013

Revenue	$—	$—

Expenses
General administrative	6,711	2,050
Professional fees	11,900	8,650

Total expenses	18,611	10,700

Net income (loss)	$(18,611)	$(10,700)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,372,603	8,000,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements of Stockholders' Equity
For the year ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	8,000,000	800	23,200	(3,500)	20,500

Net income (loss) for the year ended December 31, 2013	—	—	—	(10,700)	(10,700)

Balance at December 31, 2013	8,000,000	$800	$23,200	$(14,200)	$9,800

Common stock issued for cash	1,500,000	150	59,850	—	60,000

Deferred offering cost	—	—	(6,500)	—	(6,500)
Net income (loss) for the year ended December 31, 2014	—	—	—	(18,611)	(18,611)

Balance at December 31, 2014	9,500,000	950	76,550	(32,811)	44,689

The accompanying notes are an integral part of these financial statements.

JOBLOCATIONMAP, INC.
Statements Of Cash Flows
For the year ended December 31, 2014 and 2013

	For The Year Ended December 31, 2014	For The Year Ended December 31, 2013

Cash flow from operating activities
Net loss	$(18,611)	$(10,700)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in Prepaid expenses	(3,598)	—

Net cash used in operating activities	$(22,209)	$(10,700)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Loan from related party	3,944	—
Proceeds from sale of stock	60,000	—

Net cash provided by financing activities	$63,944	$—

Net increase/(decrease) in cash	41,735	(10,700)

Cash at beginning of period	3,300	14,000

Cash at end of period	$45,035	$3,300

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

JOBLOCATIONMAP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

JOBLOCATIONMAP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of December 31, 2014 and December 31, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand and Eight Million (9,500,000 and 8,000,000) shares of common stock were issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

JOBLOCATIONMAP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE B – GOING CONCERN (CONTINUED)

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

NOTE D – INCOME TAXES

For the year ended December 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $32,811at December 31, 2014, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The year Ended December 31, 2014	For The year Ended December 31, 2014
Income tax expense (benefit) at statutory rate	$(6,328)	$(3,638)
Change in valuation allowance	6,328	3,638
Income tax expense	$0	$0

JOBLOCATIONMAP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE D – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
NOL Carryover	$11,156	$4,828
Valuation allowance	(11,156)	(4,828)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $32,811 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2014.

NOTE E – RELATED TRANSACTIONS

On April 4, 2014, director of the company loaned $2,000 towards operating expenses

On June 2, 2014, director of the company loaned $144 towards operating expenses

On July 7, 2014, director of the company loaned $1,800 towards operating expenses

As of December 31, 2014, related party loan payable outstanding to the Director is $3,944. The loan is non-interest bearing and due on demand.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the twelve months ended December 31, 2014

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the fiscal year and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Directors, Executive Officers

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Mr. Omri Morchi	28	President, and Director

Ms. Eden Shoua	25	Treasurer, Secretary and Director

Mr. Omri Morchi

Mr. Morchi is our President and director and has served in these capacities since June 15, 2010.

Education: high school

Bachelor of Business Administration - Human Resource Management & Leadership - university of Haifa Israel

Work Experience:

Office Temp - Office Team & Randstad (Current)

Receptionist/Admin Assistant - Israel Government

Past employment opportunities have allowed him to become familiar working in an office where he performed such tasks as:

• Performing general admin duties including, but not limited to: greeting clients/job candidates; answering general inquiries; photocopying; faxing; utilizing couriers; and coordinating meetings using Microsoft Outlook (3.5 years)

• Preparing and reviewing written documents (Microsoft Word), including: proofreading and editing written information to ensure accuracy and completeness while tracking correspondence (1.5 years);

• Coding invoices, processing expense and credit card receipts (6 months); and

• Creating and inputting data into Microsoft Excel spreadsheets and other database systems (6 months)

Relevant Course Work:

• Technical English (this course develops knowledge, skills processes, strategies, attitudes, and behaviours relevant to the world of academic, technical, and professional reading, writing, speaking, and listening )

• Business Communications (skill development in public speaking, correspondence, and report writing for business)

• Business Info Technology (introduction to Microsoft Word, Excel, Access, Outlook and PowerPoint)

• Business Information Systems (the classification, development, management, control and analysis of information are surveyed using Microsoft Excel, Access and PowerPoint)

• Financial Accounting (complete all the steps of the accounting cycle culminating in the preparation and analysis of financial statements and a manual bookkeeping practice set)

• Managerial Accounting (devoted to managerial analysis and decision-making, special purpose reports for management, variable costing and the contribution approach, and budgeting)

Ms. Eden Shoua

Ms. Shoua is Our Treasurer, Secretary and director, and has served on our Board of Directors since June 15, 2010.

Between the years of 2006- 2010 Eden took a few courses online marketing and sales in the college named Marketwise The heart of marketing consists of a sequence of activities : identifying customer needs, developing goods and services to satisfy those needs, communicating information about products to potential customers, and distributing the products to customers.

In 2006 Eden finished high school in marketing and sales since then till today she is providing her marketing skills and leadership training to organizations, including manufacturing firms, service firms, retailers, wholesalers, advertising agencies, the communications media, and government agencies include sales, advertising, retailing, brand management, logistics management, market research, purchasing management and more.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no significant employees other than the executive officers/directors described above.

Family Relationships

There are no familial relationships between our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

We have not paid since our inception, nor do we owe, any compensation to our executive officers, Mr. Omri Morchi and Eden Shoua. There are no arrangements or employment agreements with our executive officer or directors pursuant to which they will be compensated now in the future for any services provided as an executive officer, and we do not anticipate entering into any such arrangements or agreements with them in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year for the last two fiscal years.

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Omri Morchi	2014	$0	$0	$0	$0	$0
President, and Director	2013	$0	$0	$0	$0	$0

Ms. Eden Shoua	2014	$0	$0	$0	$0	$0
Treasurer, Secretary and Director	2013	$0	$0	$0	$0	$0

Outstanding Equity Awards at December 31, 2014 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o JobLocationMap Inc., 153 W. Lake Mead Pkwy #2240, Henderson, NV 89015.

The percentage ownership information shown in the table below is calculated based on 9,500,000 shares of our common stock issued and outstanding as of December 31, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Mr. Omri Morchi, President and Director	4,000,000	42.00%

Common Stock	Ms. Eden Shoua, Treasurer, Secretary and Director	4,000,000	42.00%

All officers and directors as a group (2 persons)		8,000,000	84.00%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

 Item 13. Certain Relationships and Related Transactions and Director Independence

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of Online Yearbook, including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that its member does not meet the independence requirements.

Certain Relationships and Related Transactions

On or about August 29, 2012, Mr. Morchi and Ms. Shoua each subscribed to 4,000,000 shares at $0.003 per share.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Mr. Morchi and Ms. Shoua are our only promoters as defined in Rule 405 of Regulation C due to their participation in and management of the business since our incorporation.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2014 and 2013 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees and Audit Related Fees	$7,900	$7,900
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,900	$7,900

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2015	JobLocationMap Inc

/s/ Omri Morchi
Omri Morchi
President and Director (Principal Executive Officer)

Date: March 12, 2015	JobLocationMap Inc

/s/ Eden Shoua
Eden Shoua
Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Oficer)

