Form 10-Q
period 2015-03-31
JOBLOCATIONMAP INC
filed 2015-05-11
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 11, 2015 the registrant had 9,500,000 issued and outstanding shares of common stock.

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

1

JOBLOCATIONMAP

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at March 31, 2015 and December 31, 2014	F-1

Unaudited Statements of Operations for the three months ended March 31, 2015 and 2014	F-2

Unaudited Statements of Cash Flows for the three months ended March 31, 2015 and 2014	F-3

Notes to Financial Statements (Unaudited)	F-4

3

JOBLOCATIONMAP, INC.
Balance Sheets (Unaudited)
March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,535	$45,035
Prepaid expenses	2,390	3,598

Total current assets	44,925	48,633

Total assets	$44,925	$48,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loan from related party	$3,944	$3,944

Total current liabilities	3,944	3,944

Stockholders' equity
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	950	950
Additional paid-in capital	76,550	76,550
Accumulated deficit	(36,519)	(32,811)

Total stockholders’ equity	40,981	44,689

Total liabilities and stockholders’ equity	$44,925	$48,633

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$—	$—

Expenses
General administrative	1,208	—
Professional fees	2,500	2,500

Total expenses	3,708	2,500

Net income (loss)	$(3,708)	$(2,500)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,500,000	8,000,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Cash Flows (Unaudited)
For the three months ended March 31, 2015 and 2014

	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(3,708)	$(2,500)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid expenses	1,208	—

Net cash used in operating activities	$(2,500)	$(2,500)

Cash flows from investing activities	$—	$—

Cash flow from financing activities	$—	$—

Net increase/(decrease) in cash	(2,500)	(2,500)

Cash at beginning of period	45,035	3,300

Cash at end of period	$42,535	$800

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

Organization, Nature of Business and Trade Name

JobLocationMap, Inc. (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap, Inc.’s principal business objective of developing and marking an online map application.

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

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

As of March 31, 2015 and December 31, 2014 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of March 31, 2015 and December 31, 2014.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock and loan from related party. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above .

NOTE C – COMMON STOCK

On or about August 29, 2012, Related Party Directors, Omri Morchi and Eden Shoua each purchased 4,000,000 common shares of the company’s common stock for $12,000 each or $0.003 per share.

On September 26, 2014, Company issued 1,500,000 Common Shares of the company at $0.04 per share for cash proceeds of $60,000.

NOTE D – INCOME TAXES

For the three months ended March 31, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $36,519 at March 31, 2015, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014
Income tax expense (benefit) at statutory rate	$(1,261)	$(850)
Change in valuation allowance	1,261	850
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
NOL Carryover	$12,416	$11,156
Valuation allowance	(12,416)	(11,156)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $36,519 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of March 31, 2015

NOTE E – RELATED TRANSACTIONS

On April 4, 2014, director of the company loaned $2,000 towards operating expenses.

On June 2, 2014, director of the company loaned $144 towards operating expenses.

On July 7, 2014, director of the company loaned $1,800 towards operating expenses.

As of March 31, 2015, related party loan payable outstanding to the Director is $3,944. the loan is non-interest bearing and due on demand.

NOTE F – COMMITMENT

On September 1, 2014, the Company entered into an Independent Contractor Agreement with International I.R. Inc., (“Contractor”) for the website development. Under the terms of the agreement, the Company will pay $35,000 which will be due and payable to Contractor on April 30, 2015.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2015 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the twelve months ended March 31, 2015

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

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

Results of Operations

Comparison for the Three Months Ended March 31, 2015 and 2014

Revenues

During the three months period ended March 31, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2015 is $3,708 and for the three month ended March 31, 2014 is $2,500. Operating expenses for the three months ended March 31, 2015 consist of Professional Fees $2,500 and General Administrative Expenses $1,208. Operating expenses for the three months ended March 31, 2014 consists of Professional Fees $2,500.

Net Loss

During the three months ended March 31, 2015 and 2014 the Company recognized net losses of $3,708 and $2,500.

4

Liquidity and Capital Resources

On March 31, 2015, we had total current assets of $44,925 which consist of $42,535 in cash and cash equivalents, $2,390 in prepaid expenses and total current liabilities of $3,944 which consist of $3,944 a loan from a related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the three month ended March 31, 2015 and 2014 was $0.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through March 31, 2015 totaling $36,519 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2015, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

5

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

6

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Independent contractor agreement

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

JoblocationMap

DATED: May 11, 2015	By: ____________________
Omri Morchi
President
CEO, and Director

8