Form 10-K/A
period 2014-12-31
JOBLOCATIONMAP INC
filed 2015-10-28
CIK 1555995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No 1)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-188225

Joblocationmap, Inc.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Joblocationmap, Inc. (the “Company”) for the year ended December 31, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 12, 2015. The Amendment is being filed to update the signatures in the signature section.

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

JOBLOCATIONMAP, INC.

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

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following exhibits are incorporated by reference:

Exhibit Number	Exhibit Description	SEC Filing	Date of Filing
3.1	Articles of Incorporation	S-1	April 30, 2013
3.2	Bylaws	S-1	April 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20, 2015	Joblocationmap, Inc.

/s/ Omri Morchi
Omri Morchi
President and Director (Principal Executive Officer)

Date: October 20, 2015	Joblocationmap, Inc.

/s/ Eden Shoua
Eden Shoua
Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Oficer)

