Form 10-Q/A
period 2015-03-31
JOBLOCATIONMAP INC
filed 2015-10-28
CIK 1555995

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Joblocationmap, Inc. (the “Company”) for the quarter ended March 31, 2015 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 11, 2015. The Amendment is being filed to update the signatures in the signature section.

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

Joblocationmap, Inc.

DATED: October 20, 2015	By: /s/ Omri Morchi
Omri Morchi
President
CEO, and Director

8