Form 10-Q
period 2015-09-30
JOBLOCATIONMAP INC
filed 2015-10-29
CIK 1555995

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 21, 2015 the registrant had 9,500,000 issued and outstanding shares of common stock.

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

1

JOBLOCATIONMAP, INC

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP, INC.

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at September 30, 2015 and December 31, 2014	F-1

Unaudited Statements of Operations for the three and nine months ended September 30, 2015 and 2014	F-2

Unaudited Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	F-3

Notes to Financial Statements (Unaudited)	F-4

3

JOBLOCATIONMAP, INC.
Balance Sheets (Unaudited)
September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$5,271	$45,035
Prepaid expenses	—	3,598
Total current assets	5,271	48,633

Total assets	$5,271	$48,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	1,800	—
Loan from related party	$3,944	$3,944
Total current liabilities	5,744	3,944

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	950	950
Additional paid-in capital	76,550	76,550
Accumulated deficit	(77,973)	(32,811)
Total stockholders’ equity (deficit)	(473)	44,689

Total liabilities and stockholders’ equity (deficit)	$5,271	$48,633

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Operations (Unaudited)
For the three and nine months ended September 30, 2015 and 2014

	For The Three Months Ended September 30, 2015	For The Three Months Ended September 30, 2014	For The Nine Months Ended September 30, 2015	For The Nine Months Ended September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—

Expenses
Bank service charges	—	65	—	65
General administrative	1,168	4,967	4,062	5,411
Professional fees	1,800	3,300	41,100	10,100

Total expenses	2,968	8,332	45,162	15,576

Net income (loss)	$(2,968)	$(8,332)	$(45,162)	$(15,576)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,500,000	8,040,984	9,500,000	8,027,473

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Cash Flows (Unaudited)
For the nine months ended September 30, 2015 and 2014

	For The Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(45,162)	$(15,576)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	3,598	(4,833)
Increase (decrease) in accounts payable	1,800	9,800

Net cash used in operating activities	$(39,764)	$(10,609)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Loan from related party	—	3,944
Proceeds from sale of stock	—	60,000
Net cash provided by financing activities	$—	$63,944

Net increase/(decrease) in cash	(39,764)	53,335

Cash at beginning of period	45,035	3,300

Cash at end of period	$5,271	$56,635

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

Organization, Nature of Business and Trade Name

JobLocationMap, Inc. (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap, Inc.’s principal business objective of developing and marketing an online map application.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s online map application before another company develops a similar app.

Basis of Presentation

The unaudited financial statements for the period ended September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

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

As of September 30, 2015 and December 31, 2014 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of September 30, 2015 and December 31, 2014.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Nature of Business and Trade Name paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE D – INCOME TAXES

For the nine months ended September 30, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $77,973 at September 30, 2015, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for nine month periods are as follows:

	September 30, 2015	September 30, 2014
Income tax expense (benefit) at statutory rate	$(15,355)	$(5,296)
Change in valuation allowance	15,355	5,296
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
NOL Carryover	$26,511	$11,156
Valuation allowance	(26,511)	(11,156)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $77,973 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of September 30, 2015

NOTE E – RELATED TRANSACTIONS

On April 4, 2014, director of the company loaned $2,000 towards operating expenses.

On June 2, 2014, director of the company loaned $144 towards operating expenses.

On July 7, 2014, director of the company loaned $1,800 towards operating expenses.

As of September 30, 2015, related party loan payable outstanding to the Director is $3,944. the loan is non-interest bearing and due on demand.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2015 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended September 30, 2015

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

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

Overview

Joblocationmap, Inc. is incorporated under the laws of the state of Nevada on June 15, 2010 and engaged in the development visual job search service that will put together job seekers and employers, JobLocationMap.com. Our fiscal year end is December 31, and we have no subsidiaries. Our website aims to provide job seekers and employers with a platform to share their valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Results of Operations

Comparison for the Three Months Ended September 30, 2015 and 2014

Revenues

During the three months period ended September 30, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2015 is $ 2,968 and for the three month ended September 30, 2014 is $8,332. Operating expenses for the three months ended September 30, 2015 consist of Professional fees $1,800 and General administrative expenses $1,168. Operating expenses for the three months ended September 30, 2014 consists of Professional fees $3,300, General administrative expenses $4,967 and Bank service charges $65.

Net Loss

During the three months ended September 30, 2015 and 2014 the Company recognized net losses of $ 2,968 and $ 8,332.

4

Comparison for the Nine Months Ended September 30, 2015 and 2014

Revenues

During the nine months period ended September 30, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2015 is $45,162 and for the nine month ended September 30, 2014 is $15,576. Operating expenses for the nine months ended September 30, 2015 are Professional fees $41,100 and General administrative expenses $4,062. Operating expenses for the nine months ended September 30, 2014 consists of Professional fees $10,100, General administrative expenses $5,411 and Bank service charges $65.

Net Loss

During the nine months ended September 30, 2015 and 2014 the Company recognized net losses of $45,162 and $15,576.

Liquidity and Capital Resources

On September 30, 2015, we had total current assets of $5,271 which consist of $5,271 in cash and cash equivalents and total current liabilities of $5,744 which consist of $3,944 a loan from a related party and accounts payable $1,800.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the nine month ended September 30, 2015 and 2014 was $0 and $63,944.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through September 30, 2015 totaling $ 77,973 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2015, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2015, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Joblocationmap, Inc.

DATED: October 28, 2015	By: /s/ Omri Morchi
Omri Morchi
President
CEO, and Director

8