Form 10-K
period 2015-12-31
JOBLOCATIONMAP INC
filed 2016-03-28
CIK 1555995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 333-185046

JobLocationMap

(Name of Registrant in its Charter)

Nevada	46-0750094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015

-----------------------------

(Address of principal executive offices)

1-702-586-1338

(Registrant’s telephone number, including area code)

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

Yes [ ] No [ ]

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

Yes [ x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 28, 2016 the registrant had 9,500,000 issued and outstanding shares of common stock.

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

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to JOBLOCATIONMAP. The term "fiscal year" refers to our fiscal year ending December 31, 2015. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

JOBLOCATIONMAP

PART I

Item 1. BUSINESS

OVERVIEW

JobLocationMap. is a company incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development of visual job search service that will put together job seekers and employers in JobLocationMap.com.  Our fiscal year end is December 31, and we have no subsidiaries. Our website aims to provide job seekers and employers with a platform to share their valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Our business offices are currently located at 153 W. Lake Mead Pkwy #2240, Henderson, NV 89015.   Our telephone number is 702-586-1138. We have a website located at www.JobLocationMap.com, however, the information contained on our website does not form a part of the registration statement of which this prospectus is a part.

From our inception on June 15, 2010 to the present date, we have focused on organizational matters.  Since Aug 2012 we have been developing our social networking website for JobLocationMap searchers, www.JobLocationMap.com. Our website is currently in the development stage.  We expect our website to be ready for public launch within 6 months following successful completion of this Offering, provided that we have correctly estimated the funds required to execute our business plan. If we are successful in completing and launching our website, we anticipate that we will generate nominal revenues within 4 to 6 months following the website launch.  The platform website is ready for test, right now we are approaching few big employers to test the platform. We will fix bugs as they come along. We still need to finish the registration for the employers and employees. Our plans is to go online in 2 month after we finish fixing the bugs.

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

We have never declared bankruptcy, never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Neither JobLocationMap nor our officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

We have budgeted a minimum of $5,000 and a maximum of $10,000 for advertising, marketing and sales during the 12 months following completion of this Offering. Mr. Shamir Benita will be responsible to manage all of our marketing and sales activities.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

JobLocationMap is a development stage company.  We were incorporated under the laws of the state of Nevada on June 15, 2010 and are engaged in the development visual job search service that will put together job seekers and employers, JobLocationMap.com.  Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide job seekers and employers with a platform to share their a valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world.

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

Results of Operations

Comparison for the Year Ended December 31, 2015 and 2014

Revenues

During the year ended December 31, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2015 is $48,003 and for the year ended December 31, 2014 is $18,611. Operating expenses for the year ended December 31, 2015 consist of Professional Fees $42,900 and General Administrative expenses $5,103. Operating expenses for the year ended December 31, 2014 consist of Professional Fees $11,900, Bank Service Charges $65 and General Administrative expenses $6,646.

Net Loss

During the year ended December 31, 2015 and 2014 the Company recognized net losses of $48,003 and $18,611.

Liquidity and Capital Resources

On December 31, 2015, we had total current assets of $1,671 which consist of $1,671 in cash and cash equivalents and total current liabilities of $4,985 which consist of $3,944 in loan from related party and $1,041 in accrual expenses. On December 31, 2014, we had total current assets of $48,633 which consist of $45,035 in cash and cash equivalents, $3,598 in prepaid expenses and total current liabilities of $3,944 which consist of $3,944 in loan from related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the year ended December 31, 2015 was $0. During December 31, 2014 was $63,944, which consists of proceeds from sale of common stock $60,000 and loan from related party $3,944.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through December 31, 2015 totaling $80,814 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

12

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of JobLocationMap Inc.:

We have audited the accompanying balance sheets of JobLocationMap Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JobLocationMap Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2015, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 27, 2016

JOBLOCATIONMAP, INC.
Balance Sheets
December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash	$1,671	$45,035
Prepaid expenses	—	3,598
Total current assets	1,671	48,633

Total assets	$1,671	$48,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrual expenses	$1,041	$—
Loan from related party	3,944	3,944
Total current liabilities	4,985	3,944

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2015 and 2014	950	950
Additional paid-in capital	76,550	76,550
Accumulated deficit	(80,814)	(32,811)
Total stockholders’ equity (deficit)	(3,314)	44,689

Total liabilities and stockholders’ equity (deficit)	$1,671	$48,633

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Operations
For the years ended December 31, 2015 and 2014

	For The Year Ended December 31,
	2015	2014

Revenue	$—	$—

Expenses
Bank service charges	—	65
General administrative	5,103	6,646
Professional fees	42,900	11,900

Total expenses	48,003	18,611

Net income (loss)	$(48,003)	$(18,611)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,500,000	8,372,603

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements of Stockholders' Deficit
For the year ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	8,000,000	$800	$23,200	$(14,200)	$9,800

Common stock issued for cash	1,500,000	150	59,850	—	60,000

Deferred offering cost	—	—	(6,500)	—	(6,500)
Net (loss) for the year ended December 31, 2014	—	—	—	(18,611)	(18,611)

Balance at December 31, 2014	9,500,000	$950	$76,550	$(32,811)	$44,689

Net (loss) for the year ended December 31, 2015	—	—	—	(48,003)	(48,003)

Balance at December 31, 2015	9,500,000	$950	$76,550	$(80,814)	$(3,314)

The accompanying notes are an integral part of these financial statements.

JOBLOCATIONMAP, INC.
Statements Of Cash Flows
For the years ended December 31, 2015 and 2014

	For The Year Ended December 31,
	2015	2014

Cash flow from operating activities
Net loss	$(48,003)	$(18,611)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accrual expenses	1,041	—
(Increase) decrease in prepaid expenses	3,598	(3,598)

Net cash used in operating activities	$(43,364)	$(22,209)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Loan from related party	—	3,944
Proceeds from sale of stock	—	60,000
Net cash provided by financing activities	$—	$63,944

Net increase/(decrease) in cash	(43,364)	41,735

Cash at beginning of period	45,035	3,300

Cash at end of period	$1,671	$45,035

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of JobLocationMap (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

JobLocationMap (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap’s principal business objective of developing and marketing an online map application.

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

As of December 31, 2015 and 2014 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on JobLocationMap’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. JobLocationMap’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of December 31, 2015 and 2014.

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

NOTE D – INCOME TAXES

For the year ended December 31, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $80,814 at December 31, 2015, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Income tax expense (benefit) at statutory rate	$(16,321)	$(6,328)
Change in valuation allowance	16,321	6,328
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
NOL Carryover	$27,477	$11,156
Valuation allowance	(27,477)	(11,156)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $80,814 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2015

NOTE E – RELATED TRANSACTIONS

On April 4, 2014, director of the company loaned $2,000 towards operating expenses.

On June 2, 2014, director of the company loaned $144 towards operating expenses.

On July 7, 2014, director of the company loaned $1,800 towards operating expenses.

As of December 31, 2015, related party loan payable outstanding to the Director is $3,944. The loan is non-interest bearing and due on demand.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2015 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended December 31, 2015

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Omri Morchi	2015	$0	$0	$0	$0	$0
President, and Director	2014	$0	$0	$0	$0	$0

Ms. Eden Shoua	2015	$0	$0	$0	$0	$0
Treasurer, Secretary and Director	2014	$0	$0	$0	$0	$0

Outstanding Equity Awards at December 31, 2015 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o JobLocationMap, 153 W. Lake Mead Pkwy #2240, Henderson, NV 89015.

The percentage ownership information shown in the table below is calculated based on 9,500,000 shares of our common stock issued and outstanding as of December 31, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of JobLocationMap, including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2015 and 2014 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees and Audit Related Fees	$7,900	$7,900
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,900	$7,900

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

Date: March 28, 2016	JobLocationMap

/s/ Omri Morchi
Omri Morchi
President and Director (Principal Executive Officer)

Date: March 28, 2016	JobLocationMap

/s/ Eden Shoua
Eden Shoua
Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Oficer)

