Form 10-K/A
period 2015-12-31
JOBLOCATIONMAP INC
filed 2016-04-08
CIK 1555995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1

to

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 333-185046

JOBLOCATIONMAP INC.

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

EXPLANATORY NOTE

JobLocationMap Inc. is filing this Amendment No. 1 on Form 10-K (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016 (the “Original Filing”) solely to correct a typographical error in the content of Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certification”). The Certification in the Original Filing incorrectly identified the Annual Report on Form 10-K, the subject of the Certification, as being for the year ended December 31, 2014. The correct Annual Report on Form 10-K of the Original Filing is that for the year ended December 31, 2015. A new Certification with the correct date is filed as an exhibit attached hereto. No other changes have been made to the Original Filing.

1

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2016	JobLocationMap

/s/ Omri Morchi
Omri Morchi
President and Director (Principal Executive Officer)

Date: April 8, 2016	JobLocationMap

/s/ Eden Shoua
Eden Shoua
Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Oficer)

3