Form 10-Q
period 2016-03-31
JOBLOCATIONMAP INC
filed 2016-05-11
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 11, 2016 the registrant had 9,500,000 issued and outstanding shares of common stock.

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

1

JOBLOCATIONMAP

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at March 31, 2016 and December 31, 2015	F-1

Unaudited Statements of Operations for the three months ended March 31, 2016 and 2015	F-2

Unaudited Statements of Cash Flows for the three months ended March 31, 2016 and 2015	F-3

Notes to Financial Statements (Unaudited)	F-4

3

JOBLOCATIONMAP, INC.
Balance Sheets (Unaudited)
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$1,671	$1,671
Prepaid expenses	1,964	—
Total current assets	3,635	1,671

Total assets	$3,635	$1,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	6,500	—
Accrual expenses	—	1,041
Loan from related party	$3,944	$3,944
Total current liabilities	10,444	4,985

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	950	950
Additional paid-in capital	76,550	76,550
Accumulated deficit	(84,309)	(80,814)
Total stockholders’ equity (deficit)	(6,809)	(3,314)

Total liabilities and stockholders’ equity (deficit)	$3,635	$1,671

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$—	$—

Expenses
General administrative	995	1,208
Professional fees	2,500	2,500

Total expenses	3,495	3,708

Net income (loss)	$(3,495)	$(3,708)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,500,000	9,500,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements Of Cash Flows (Unaudited)
For the three months ended March 31, 2016 and 2015

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(3,495)	$(3,708)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(1,964)	1,208
Increase (decrease) in accounts payable	6,500	—
Increase (decrease) in accrual expenses	(1,041)	—

Net cash used in operating activities	$—	$(2,500)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Net cash provided by financing activities	$—	$—

Net increase/(decrease) in cash	—	(2,500)

Cash at beginning of period	1,671	45,035

Cash at end of period	$1,671	$42,535

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of JobLocationMap (the Company) is presented toassist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

JobLocationMap (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap’sprincipal business objective of developing and marketing an online map application.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s online map application before another company develops a similar app.

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after March 15, 2016, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.

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

As of March 31, 2016 and 2015 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of March 31, 2016 and 2015.

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

NOTE D – INCOME TAXES

For the period ended March 31, 2016, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $84,309 at March 31, 2016, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Income tax expense (benefit) at statutory rate	$(1,188)	$(1,261)
Change in valuation allowance	1,188	1,261
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of March 31, 2016 and December 31, 2015:

	March 31, 2016	March 31, 2015
NOL Carryover	$28,665	$27,477
Valuation allowance	(28,665)	(27,477)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $84,309 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of March 31, 2016

NOTE E – RELATED TRANSACTIONS

As of March 31, 2016, related party loan payable outstanding to the Director is $3,944.The loan is non-interest bearing and due on demand.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2016 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2016

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

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

Results of Operations

Comparison for the Three Months Ended March 31, 2016 and 2015

Revenues

During the three months period ended March 31, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2016 and 2015 is $ 3,495 and $3,708. Operating expenses for the three months ended March 31, 2016 consist of Professional fees $2,500 and General administrative expenses $995. Operating expenses for the three months ended March 31, 2015 consists of Professional fees $2,500, General administrative expenses $1,208

Net Loss

During the three months ended March 31, 2016 and 2015 the Company recognized net losses of $ 3,495 and $ 3,708.

4

Liquidity and Capital Resources

On March 31, 2016, we had total current assets of $3,635 which consist of $1,671 in cash and cash equivalents and in prepaid expenses 1,964 and total current liabilities of $10,444 which consist of $3,944 a loan from a related party and accounts payable $6,500.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through March 31, 2016 totaling $ 84,809 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2016, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

JoblocationMap

DATED: May 11, 2016	By: /s/ Omri Morchi
Omri Morchi
President
CEO, and Director

8