Form 10-K
period 2016-12-31
JOBLOCATIONMAP INC
filed 2017-03-31
CIK 1555995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2016

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

Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 30, 2017 the registrant had 9,500,000 issued and outstanding shares of common stock.

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

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to JOBLOCATIONMAP. The term "fiscal year" refers to our fiscal year ending December 31, 2016. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

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

Results of Operations

Comparison for the Year Ended December 31, 2016 and 2015

Revenues

During the year ended December 31, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2016 is $14,060 and for the year ended December 31, 2015 is $48,003. Operating expenses for the year ended December 31, 2016 consist of Professional Fees $9,075 and General Administrative expenses $4,985. Operating expenses for the year ended December 31, 2015 consist of Professional Fees $42,900 and General Administrative expenses $5,103.

Net Loss

During the year ended December 31, 2016 and 2015 the Company recognized net losses of $14,060 and $48,003.

Liquidity and Capital Resources

On December 31, 2016, we had total current assets of $0 and total current liabilities of $17,374 which consist of $7,800 in accounts payable, accrual expenses $1,301 and $8,273 in loan from related party. On December 31, 2015, we had total current assets of $1,671 which consist of $1,671 in cash and cash equivalents and total current liabilities of $4,985 which consist of $3,944 in loan from related party and $1,041 in accrual expenses.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the year ended December 31, 2016 was $4,329 which consists of loan from related party $4,329. During December 31, 2015 was $0.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through December 31, 2016 totaling $94,874 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

We have audited the accompanying balance sheets of JobLocationMap Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JobLocationMap Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 30, 2017

JOBLOCATIONMAP, INC.
Balance Sheets
December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$—	$1,671
Total current assets	—	1,671

Total assets	$—	$1,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,800	$—
Accrual expenses	1,301	1,041
Loan from related party	8,273	3,944
Total current liabilities	17,374	4,985

Stockholders' deficit
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	950	950
Additional paid-in capital	76,550	76,550
Accumulated deficit	(94,874)	(80,814)
Total stockholders’ deficit	(17,374)	(3,314)

Total liabilities and stockholders’ deficit	$—	$1,671

See accompanying notes to financial statements

F-2

JOBLOCATIONMAP, INC.
Statements of Operations
For the years ended December 31, 2016 and 2015

	For The Year Ended December 31,
	2016	2015

Revenue	$—	$—

Expenses
General administrative	4,985	5,103
Professional fees	9,075	42,900

Total expenses	14,060	48,003

Net income (loss)	$(14,060)	$(48,003)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,500,000	9,500,000

See accompanying notes to financial statements

JOBLOCATIONMAP, INC.
Statements of Stockholders' Equity
For the year ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	9,500,000	$950	$76,550	$(32,811)	$44,689

Net (loss) for the year ended December 31, 2015	—	—	—	(48,003)	(48,003)

Balance at December 31, 2015	9,500,000	$950	$76,550	$(80,814)	$(3,314)

Net (loss) for the year ended December 31, 2016	—	—	—	(14,060)	(14,060)

Balance at December 31, 2016	9,500,000	$950	$76,550	$(94,874)	$(17,374)

The accompanying notes are an integral part of these financial statements.

JOBLOCATIONMAP, INC.
Statements Of Cash Flows
For the years ended December 31, 2016 and 2015

	For The Year Ended December 31,
	2016	2015

Cash flow from operating activities
Net loss	$(14,060)	$(48,003)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	—	3,598
Increase (decrease) in accounts payable	7,800	—
Increase (decrease) in accrual expenses	260	1,041

Net cash used in operating activities	$(6,000)	$(43,364)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Loan from Related Party	4,329	—
Net cash provided by financing activities	$4,329	$—

Net increase/(decrease) in cash	(1,671)	(43,364)

Cash at beginning of period	1,671	45,035

Cash at end of period	$—	$1,671

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

JOBLOCATIONMAP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

As of December 31, 2016 and December 31,2015 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of December 31, 2016 and December 31, 2015.

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

NOTE D – INCOME TAXES

For the year ended December 31, 2016, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $94,874 at December 31, 2016, and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Income tax expense (benefit) at statutory rate	$(4,780)	$(16,321)
Change in valuation allowance	4,780	16,321
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
NOL Carryover	$32,257	$27,477
Valuation allowance	(32,257)	(27,477)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $94,874 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2016

NOTE E – RELATED TRANSACTIONS

During the year ended December 31, 2016, the Company received a loan from a Director, totaling $4,329 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2016, related party loan payable outstanding to the Director is $8,273.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2016 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Omri Morchi	2016	$0	$0	$0	$0	$0
President, and Director	2015	$0	$0	$0	$0	$0

Ms. Eden Shoua	2016	$0	$0	$0	$0	$0
Treasurer, Secretary and Director	2015	$0	$0	$0	$0	$0

Outstanding Equity Awards at December 31, 2015 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016 for:

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

The percentage ownership information shown in the table below is calculated based on 9,500,000 shares of our common stock issued and outstanding as of December 31, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2016 and 2015 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$8,100	$7,900
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$8,100	$7,900

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

Date: March 30, 2017	JobLocationMap

/s/ Omri Morchi
Omri Morchi
President and Director (Principal Executive Officer)

Date: March 30, 2017	JobLocationMap

/s/ Eden Shoua
Eden Shoua
Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Oficer)

