Form 10-Q
period 2017-03-31
JOBLOCATIONMAP INC
filed 2017-05-22
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-36604

JobLocationMap Inc.

(Exact name of registrant as specified in its Charter)

Nevada	46-0745348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 North Michigan Avenue #600 Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 773-236-8132

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of May 12, 2017 the registrant had 9,500,000 issued and outstanding shares of common stock.

JOBLOCATIONMAP INC.

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

JOBLOCATIONMAP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOBLOCATIONMAP INC.

BALANCE SHEETS

March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,834	$7,800
Accrual expenses	-	1,301
Loan from related party	10,273	8,273
Total current liabilities	21,107	17,374

Stockholders' deficit
Preferred stock: $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock: $0.0001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	950	950
Additional paid-in capital	76,550	76,550
Accumulated deficit	(98,607)	(94,874)
Total stockholders’ deficit	(21,107)	(17,374)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to financial statements

JOBLOCATIONMAP INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2017 and 2016

	For The Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Expenses
General and administrative	1,233	995
Professional fees	2,500	2,500

Total expenses	3,733	3,495

Net loss	$(3,733)	$(3,495)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,500,000	9,500,000

See accompanying notes to financial statements

JOBLOCATIONMAP INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2017 and 2016

	For The Three Months Ended March 31,
	2017	2016

Cash flow from operating activities
Net loss	$(3,733)	$(3,495)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	(1,964)
Increase (decrease) in accounts payable	3,034	6,500
Increase (decrease) in accrual expenses	(1,301)	(1,041)

Net cash used in operating activities	$(2,000)	$-

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Loan from Related Party	2,000	-
Cash flow from financing activities	$2,000	$-

Net increase/(decrease) in cash	-	-

Cash at beginning of period	-	1,671

Cash at end of period	$-	$1,671

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

JOBLOCATIONMAP INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

Organization, Nature of Business and Trade Name

JobLocationMap (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap’s principal business objective is developing and marketing an online map application.

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

JOBLOCATIONMAP INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

As of March 31, 2017 and December 31, 2016 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

JOBLOCATIONMAP INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of March 31, 2017 and December 31, 2016.

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

JOBLOCATIONMAP INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

NOTE C – COMMON STOCK

On or about August 29, 2012, Related Party Directors, Omri Morchi and Eden Shoua each purchased 4,000,000 common shares of the company’s common stock for $12,000 each or $0.003 per share.

On September 26, 2014, Company issued 1,500,000 Common Shares of the company at $0.04 per share for cash proceeds of $60,000.

NOTE D – RELATED TRANSACTIONS

During the year ended December 31, 2016, the Company received a loan from a Eden Shoua, Director, totaling $4,329 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2017, the Company received a loan from Omri Morchi, Director, totaling $2,000 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2017, related party loan payable outstanding to the Director is $10,273.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2017 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the three months ended March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR IN OUR ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND IN OUR REPORT.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2017 and 2016

Revenues

During the three months period ended March 31, 2017 and 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2017 and 2016 is $3,733 and $3,495. Operating expenses for the three months ended March 31, 2017 consist of Professional fees $2,500 and General administrative expenses $1,233. Operating expenses for the three months ended March 31, 2016 consists of Professional fees $2,500 and General administrative expenses $995.

Net Loss

During the three months ended March 31, 2017 and 2016 the Company recognized net losses of $3,733 and $3,495.

Liquidity and Capital Resources

On March 31, 2017, we had total current assets of $0 and total current liabilities of $21,107 which consist of $10,273 a loan from a related party and accounts payable $10,834.

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

Going Concern

We have incurred net losses since our inception on June 10, 2010 through March 31, 2017 totaling $98,607 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of  March 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of  March 31, 2017, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOBLOCATIONMAP INC.

Dated: May 22, 2017	By:	/s/ Liang Chen
Liang Chen
President, CEO, and Director