Form 10-Q
period 2017-06-30
JOBLOCATIONMAP INC
filed 2017-10-11
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-36604

JobLocationMap Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0745348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Michigan Avenue #600, Chicago IL	60611
(Address of principal executive offices)	(Zip Code)

773-236-8132
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,500,000 common shares issued and outstanding as of October 6, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC.

BALANCE SHEETS

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-
Total Current Assets	-	-
TOTAL ASSETS	-	-

LIABILITIESLIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$7,800
Accrued expenses	-	1,301
Due to related party	1,750	8,273
Total Current Liabilities	1,750	17,374

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized,
9,500,000 and 9,500,000 shares issued and outstanding as of June 30, 2017 and December 31, 2017	950	950
Additional paid-in capital	97,657	76,550
Accumulated deficit	(100,357)	(94,874)
Total Stockholders' deficit	(1,750)	(17,374)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

JOBLOCATIONMAP INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	1,719	1,233	2,714
Professional fees	1,750	2,775	4,250	5,275
Total Operating Expenses	1,750	4,494	5,483	7,989

NET LOSS	$(1,750)	$(4,494)	$(5,483)	$(7,989)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	9,500,000	9,500,000	9,500,000	9,500,000

The accompanying notes are an integral part of these unaudited financial statements.

JOBLOCATIONMAP INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,483)	$(7,989)

Changes in operating assets and liabilities:
Prepaid expenses	-	(970)
Accounts payable	(7,800)	5,800
Accrued expenses	(1,301)	(1,041)
Net cash used in operating activities	(14,584)	(4,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable and accrued liabilities paid by related party	21,107
Proceeds from related party	(6,523)	2,529
Net cash provided by financing activities	14,584	2,529

Net increase (decrease) in cash and cash equivalents	-	(1,671)
Cash and cash equivalents - beginning of period	-	1,671
Cash and cash equivalents - end of period	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable balances settled by previous owner	$6,534	-
Related party balances forgiven	$14,573

The accompanying notes are an integral part of these unaudited financial statements.

JOBLOCATIONMAP INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of JobLocationMap Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Basis of Presentation

The results for the six months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and for the related periods presented.

Organization, Nature of Business and Trade Name

JobLocationMap Inc. (the Company) was incorporated in the State of Nevada on June 15, 2010. JobLocationMap Inc.’s principal business objective is developing and marketing an online map application. The Company is located at 500 North Michigan Avenue #600, Chicago, Illinois.

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

As of June 30, 2017 and December 31, 2016 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on JobLocationMap Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. JobLocationMap Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001 and Fifty Million (50,000,000) shares of preferred stock with a par value of $0.0001. Nine Million Five Hundred Thousand (9,500,000) shares of common stock were issued and outstanding as of June 30, 2017 and December 31, 2016.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NOTE 2 – GOING CONCERN

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

NOTE 3 – COMMON STOCK

On or about August 29, 2012, previous Related Party Directors, Omri Morchi and Eden Shoua each purchased 4,000,000 common shares of the company’s common stock for $12,000 each or $0.003 per share. On April 27, 2017, the previous Related Party Directors sold all of their 8,000,000 common shares of the Company to Liang Chen, the new CEO of the Company.

The Board of Directors can authorize preferred shares in different series, with different rights, which may have a negative impact on the voting and other rights of the common shareholders.

On September 26, 2014, Company issued 1,500,000 Common Shares of the company at $0.04 per share for cash proceeds of $60,000.

NOTE 4 – RELATED TRANSACTIONS

During the six months ended June 30, 2017, the Company received loans from the previous Related Party Directors of $10,834 to pay for operating expenses. Prior to the sale of their shares, the loans to the two previous Related Party Directors were $21,107. Upon completion of the share purchase agreements between the two previous Related Party Directors, and the new CEO, the $21,107 was forgiven, and recorded to additional paid-in capital.

During the six months ended June 30, 2017, the new CEO loaned the Company $1,750 for operational expenses.

As of June 30, 2017, related party loan payable outstanding to the CEO is $1,750.

NOTE 5 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after June 30, 2017 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the six months ended June 30, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean JobLocationMap Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on June 15, 2010.

We are engaged in the development visual job search service that will put together job seekers and employers together at JobLocationMap.com. Our fiscal year end is December 31, and we have no subsidiaries. Our website, once implemented, will aim to provide job seekers and employers with a platform to share their valid address and contact information to be shown as a pin on our provided map, manage their job description or their resume, and interact with a community of Job searcher and employers from around the world. Social networking will be utilized as a sales component of the site and the platform itself is not social networking.

Our address is 500 North Michigan Avenue, #600, Chicago, IL 60611. Our telephone number is (773) 236-8132.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Since Aug 2012, we have been developing our social networking website for JobLocationMap searchers, www.JobLocationMap.com. Our website is currently in the development stage. We expect our website to be ready for public launch in 2018, provided that we have correctly estimated the funds required to execute our business plan. If we are successful in completing and launching our website, we anticipate that we will generate nominal revenues within 4 to 6 months following the website launch.

We are building an App for use with iPhone and Android that users can search job listings to find a job location by map or use the App job search or browse jobs to find relevant employment opportunities in an individual’s area. This platform enables both employers and job seekers to find the perfect match with less time and effort.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	-	1,719	(1,719)
Professional fees	1,750	2,775	(1,025)
Net Loss	$(1,750)	$(4,494)	$2,744

We have not generated any revenues since inception.

Our operating expenses, for the three months ended June 30, 2017 were $1,750 compared to $4,494 for the same period in 2016. The decrease in operating expenses was primarily as a result of decreased administrative operations and a decrease in professional fees.

We incurred a net loss of $1,750 and $4,494 for the three months ended June 30, 2017 and June 30, 2016, respectively.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	1,233	2,714	(1,481)
Professional fees	4,250	5,275	(1,025)
Net Loss	$(5,483)	$(7,989)	$2,506

We have not generated any revenues since inception.

Our operating expenses, for the six months ended June 30, 2017 were $5,483 compared to $7,989 for the same period in 2016. The decrease in operating expenses was primarily as a result of decreased administrative operations and a decrease in professional fees.

We incurred a net loss of $5,483 and $7,989 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2017	As at December 31, 2016
Current Assets	$-	$-
Current Liabilities	$1,750	$17,374
Working Capital	$(1,750)	$(17,374)

Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash Flows used in Operating Activities	$(14,584)	$(4,200)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	14,584	2,529
Net Decrease in Cash During Period	$-	$(1,671)

As at June 30, 2017 our company’s cash balance was $Nil and total assets were $Nil. As at December 31, 2016, our company’s cash balance was $Nil and total assets were $Nil.

As at June 30, 2107, our company had total liabilities of $1,750, compared with total liabilities of $17,374 as at December 31, 2016.

As at June 30, 2017, our company had a working capital deficiency of $1,750 compared with a working capital deficiency of $17,374 as at December 31, 2016. The increase in working capital deficit was primarily attributed to a decrease in accounts payable, and a decrease in amounts due to related party.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our company used $14,584 in cash from operating activities, compared to $4,200 cash used in operating activities during the six months ended June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017 was attributed to a net loss of $5,483, decrease in accounts payable of $7,800, and decrease in accrued expenses of $1,301.

Cash Flow from Investing Activities

During the six months ended June 30, 2017 our company used $Nil in investing activities compared to $Nil used in investing activities during the six months ended June 30, 2016.

Cash Flow from Financing Activities

During the six months ended June 30, 2017 our company received $14,584 from financing activities compared to $2,529 received from financing activities during the six months ended June 30, 2016. The cash flow for financing activities for the six months ended June 30, 2017, was a result of $21,107 of expenses paid by a related party, and $6,523 paid to a related party.

Limited Operating History; Need for Additional Capital

We have not generated any revenues from operations to fully implement our business plan. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our interim financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our interim financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2017, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith. ** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOBLOCATIONMAP INC.
(Registrant)

Dated: October 11, 2017	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

