Form 10-Q
period 2017-09-30
JOBLOCATIONMAP INC
filed 2017-12-07
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

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

9,500,000 common shares issued and outstanding as of December 6, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$392	$-
Inventory	3,954	-
Total Current Assets	4,346	-

Goodwill	87,896	-
Total Assets	$92,242	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	14,316	9,101
Due to related parties	75,279	8,273
Notes payable	27,500	-
Total Current Liabilities	117,095	17,374

Total Liabilities	117,095	17,374

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 9,700,000 and 9,500,000 shares issued and outstanding, respectively	970	950
Additional paid-in capital	91,337	76,550
Accumulated deficit	(117,160)	(94,874)
Total Stockholders’ Deficit	(24,853)	(17,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$92,242	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$4,318	$-	$4,318	$-
Cost of Goods Sold	3,518	-	3,518	-
Gross Profit	800	-	800	-

Operating Expenses
General and administration	1,495	970	2,728	3,684
Professional	15,200	1,800	19,450	7,075
Total operating expenses	16,695	2,770	22,178	10,759

Net loss from operations	(15,895)	(2,770)	(21,378)	(10,759)

Other expense
Interest expense	(2,462)	-	(2,462)	-
Debt forgiveness	1,554		1,554	-
Total other expense	(908)	-	(908)	-

Net loss before taxes	(16,803)	(2,770)	(22,286)	(10,759)
Provision for income taxes		-	-	-
Net loss	$(16,803)	$(2,770)	$(22,286)	$(10,759)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	9,680,435	9,500,000	9,560,584	9,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(22,286)	$(10,759)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Debt forgiveness	(1,554)	-
Changes in operating assets and liabilities:
Inventory	922	-
Accounts payable and accrued liabilities	2,691	4,759
Net Cash Used in Operating Activities	(20,227)	(6,000)

Cash Flows from Investing Activities:
Acquisition of subsidiary	(47,972)	-
Net Cash Used in Investing Activities	(47,972)	-

Cash Flows from Financing Activities:
Shareholder loans	57,208	4,329
Repayments of shareholder loans	(8,010)	-
Repayments of Loan(s)	(8,107)	-
Proceeds from notes payable	27,500	-
Net Cash Provided By Financing Activities	68,591	4,329

Net Increase (decrease) in Cash and Cash Equivalents	392	(1,671)
Cash and Cash Equivalents, beginning of period	-	1,671
Cash and Cash Equivalents, end of period	$392	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by related party to contributed capital	$8,273	$-
Accounts payable balances settled by previous owner	$6,534	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JOBLOCATIONMAP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Recent Developments

On July 10, 2017, the Company acquired all of the shares of Bio Health Products Inc. a Nevada corporation, in exchange for 200,000 shares of the Company’s common stock, whereby Bio Health Products Inc. became a wholly owned subsidiary of the Company. Bio Health Products Inc. had previously acquired the assets of Essential Oils, a sole proprietorship. Bio Health Products Inc. was owned by Liang Chen, the CEO of the Company.

As these transactions are between entities under common control, the Company has reported the results of operations for the period in a manner similar to a pooling of interests and has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values and no recognition of goodwill was made. The Company has presented earnings per share based on the new parent company shares issued to the former shareholders of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Basis of Presentation

The results for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and for the related periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

Inventory

The Company’s inventory consists of oil products. All inventory is finished goods. Inventories are stated at the lower of cost or market value. Inventory is stored off-site and held by a third party. The Company utilizes last-in first-out for inventory items held. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at September 30, 2017, the Company determined that no reserve was required.

Goodwill

We account for goodwill in accordance with ASC 350 ”Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

As of September 30, 2017 and December 31, 2016 the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, ”Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01, ”Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

NOTE 4 – EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001.

Preferred stock

As of September 30, 2017 and December 31, 2016, there was no shares issued and outstanding.

Common stock

On July 10, 2017, the Company issued 200,000 shares to acquire all of the shares of Bio Health Products Inc. (Note 1).

9,700,000 and 9,500,000 shares of common stock were issued and outstanding as of September 30, 2017 and December 31, 2016.

NOTE 5 – NOTE PAYABLE

On June 9, 2017, the Company issued note payable of $7,500 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand.

On August 14, 2017, the Company issued note payable of $20,000 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand.

As of September 30, 2017 and December 31, 2016, the Company owed notes payable of $27,500 and $0, respectively.

NOTE 6 – RELATED TRANSACTIONS

Due to related parties

During the nine months ended September 30, 2017, the Company received loans from the previous Related Party Directors of $10,834 to pay for operating expenses. Prior to the sale of their shares, the loans to the two previous Related Party Directors were $21,107. Upon completion of the share purchase agreements between the two previous Related Party Directors, and the new CEO, the $14,807 was forgiven, and recorded to additional paid-in capital.

During the nine months ended September 30, 2017, the new CEO loaned the Company $49,825 for operational expenses and acquisition of subsidiary.

During the nine months ended September 30, 2017, the former officer of the subsidiary advanced $1,082 for operational expenses and repaid $8,009.

As of September 30, 2017 and December 31, 2017, related party loan payable outstanding is $75,279 and $8,273, respectively.

NOTE 7 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2017 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the nine months ended September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean JobLocationMap Inc. and our wholly owned subsidiary, Bio Health Products Inc., a Nevada corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on June 15, 2010. Our principal business objective since incorporation was developing and marketing an online map application.

On July 10, 2017, we acquired all of the shares of Bio Health Products Inc. a Nevada corporation, in exchange for 200,000 shares of our common stock, whereby Bio Health Products became a wholly owned subsidiary of our company. Bio Health Products Inc. had previous acquired the assets of Essential Oils, a sole proprietorship. Bio Health Products Inc. was owned by Liang Chen, the CEO of our company.

With the acquisition of Bio Health Products (“BHP”) our company is changing its focus to the sale of high end pure organic oils also called “Essential Oils”. We now operate the website www.bestaromaoils.com that was acquired as part of the BHP transaction.

Our address is 500 North Michigan Avenue, #600, Chicago, IL 60611. Our telephone number is (773) 236-8132.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

As of July 10, 2017, our business is focused on the high end pure organic oils also called “Essential Oils through our website www.bestaromaoils.com.

BHP orders pure oils wholesale from suppliers and repackages and rebrands them to sell to end consumers. It specializes in a few key product lines currently and has built up its branding by marketing to sell niche lifestyle products that are branded as being very pure and only available in high concentration.

Essential oils can be distilled from leaves, barks, roots and other parts of a plant. They are said therefore to contain the true essence of these plants and can be used then to provide psychological and physical therapeutic benefits. Such oils have been used for thousands of years but it was only in the 1970s to 1980s that these oils started to become a major part of alternative health therapy around the world. Since then people have also started creating cleaners as well as pet remedies from these oils. Essential oils are also widely utilized in cleaning & home products owing to their superior antibacterial and antiseptic properties. Customers are keen on specialized products as various applications require specific characteristics and ingredients.

These naturally derived oils have no detrimental side effect unlike most conventional drugs and medicines, which is a major driving factor for the essential oil market. Increasing demand for natural personal care products and pleasant aromatic cleaning agents is expected to foster the industry growth in these applications. Growing need for aromatic flavors and fragrances in cosmetics, perfumes, as well as spa and relaxation applications is expected to fuel demand in upcoming years.

Most of these oils are created by large farm distribution centers which in turn send their products to their industrial partners or to distributors to repackage, brand and also to sometimes dilute down these oils for sale at a retail level.

Oils can also be used individually or blended to produce additional uses. Single oils for example can be used for arthritis, muscle pain, colds, diarrhea and blends can be used for the treatment of acne, boost immunity and anti-aging

BHP’s product line consists of:

•	Tea Tree Oil is perfect for acne treatment, skin tag removal, dry scalp and dandruff, toe and foot fungus, wart removal, and skin oil remover.

•	Eucalyptus Oil will act as a nasal decongestant to clear sinuses to allow for easier breathing. It will open up air passages so a good comfortable night rest is possible.

•	Castor Oil is good for hair growth and to grow and strengthen eyelashes and eyebrows. It can also be used as a facial moisturizer and in skin care

•	Rosehip Oil is for skin and facial care, helps to reduces wrinkles and fine lines and has good anti-aging properties

•	Lemon Oil’s strong citrus scent works well in aromatherapy diffusers and can also be used as a natural household cleaner and disinfectant, and in DIY skin care recipes

•	Cinnamon Oil is best used for aromatherapy and muscle pain relief. It therefore works well for massages and in anxiety and depression relief

•	Cedarwood Oil,

•	Lemongrass Oil can be used for aromatherapy and as a fragrance additive. It also has anti-inflammatory, anti-fungal and bug repellent properties.

•

Emu Oil will help regenerate skin to provide a youthful appearance. It can be used as a facial toner and it will improve damage from eczema, psoriasis, burn scars, surgical scars, redness, age spots, sun spots, sores, and can also be used to help moisturize dry skin.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,
	2017	2016	Change
Revenue	$4,318	$-	$4,318
Cost of Goods Sold	3,518	-	3,518
Gross Profit	800	-	800
Operating Expenses			-
General and administrative expenses	1,495	970	525
Professional fees	15,200	1,800	13,400
Other expense	(908)	-	(908)
Net Loss	$(16,803)	$(2,770)	$(14,033)

During the three months ended September 30, 2017, we generated $4,318 in revenue compared to $0 for the three months ended September 30, 2016. During the three months ended September 30, 2017, we incurred cost of goods sold of $3,518 compared to $0 for the three months ended September 30, 2016. The increase in revenue and cost of goods sold was due to an acquisition of subsidiary and new business.

Our operating expenses, for the three months ended September 30, 2017 were $16,695 compared to $2,770 for the same period in 2016. The increase in operating expenses was primarily as a result of an acquisition of subsidiary and new business.

We incurred a net loss of $16,803 and $2,770 for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	2016	Change
Revenue	$4,318	$-	$4,318
Cost of Goods Sold	3,518	-	3,518
Gross Profit	800	-	800
Operating Expenses			-
General and administrative expenses	2,728	3,684	(956)
Professional fees	19,450	7,075	12,375
Other income (expense)	(908)	-	(908)
Net Loss	$(22,286)	$(10,759)	$(11,527)

During the nine months ended September 30, 2017, we generated $4,318 in revenue compared to $0 for the three months ended September 30, 2016. During the nine months ended September 30, 2017, we incurred cost of goods sold of $3,518 compared to $0 for the nine months ended September 30, 2016. The increase in revenue and cost of goods sold was due to an acquisition of subsidiary and new business.

Our operating expenses, for the nine months ended September 30, 2017 were $22,178 compared to $10,759 for the same period in 2016. The increase in operating expenses was primarily as a result of an acquisition of subsidiary and new business.

We incurred a net loss of $22,286 and $10,759 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,
	2017	2016
Cash	$392	$-

Current Assets	$4,346	$-
Current Liabilities	$117,095	$17,374
Working Capital Deficiency	$(112,749)	$(17,374)

Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows used in Operating Activities	$(20,227)	$(6,000)
Cash Flows from Investing Activities	(47,972)	-
Cash Flows from Financing Activities	68,591	4,329
Net Decrease in Cash During Period	$392	$(1,671)

As at September 30, 2017 our company’s cash balance was $392 and total assets were $92,242. As at December 31, 2016, our company’s cash balance was $Nil and total assets were $Nil.

As at September 30, 2107, our company had total liabilities of $117,095, compared with total liabilities of $17,374 as at December 31, 2016.

As at September 30, 2017, our company had a working capital deficiency of $112,749 compared with a working capital deficiency of $17,374 as at December 31, 2016. The increase in working capital deficit was primarily attributed to an increase in due to related parties of $67,006 and note payable of $27,500.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our company used $20,227 in cash from operating activities, compared to $6,000 cash used in operating activities during the nine months ended September 30, 2016. The cash used from operating activities for the nine months ended September 30, 2017 was attributed to a net loss of $22,286, and was increased by debt forgiveness of $1,554, and decreased by a net increase in the change of operating assets and liabilities of $3,613.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017 our company used $47,972 for acquisition of subsidiary in investing activities compared to $0 used in investing activities during the nine months ended September 30, 2016.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017 our company received $68,591from financing activities compared to $4,329 received from financing activities during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we received $57,208 from shareholder loan and $27,500 from note payable and used $8,010 for repayments of shareholder loans and $8,107 for repayment of loans. For the nine months ended September 30, 2016, we received $4,329 from shareholder loans.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of September 30, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2017, our Company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOBLOCATIONMAP INC.
(Registrant)

Dated: December 8, 2017	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

