Form 10-K
period 2017-12-31
JOBLOCATIONMAP INC
filed 2018-04-12
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 001-36604

JOBLOCATIONMAP INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0745348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Michigan Avenue #600, Chicago IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 773-236-8132

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☒ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2017, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,700,000 common shares as of April 10, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean JobLocationMap Inc. and our wholly owned subsidiary, Bio Health Products Inc., a Nevada corporation, unless otherwise indicated.

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

Market Analysis

Growing consumer preference for natural products has led to the development of innovative applications in personal care and beauty products. Rapid industrialization and increasing disposable consumer income are the other major factors driving the market growth, especially in developing countries such as China, India, Vietnam, and Thailand.

The global essential oil market size exceeded USD 6.0 billion in 2015. Increasing applications in aromatherapy coupled with rising demand for fragrances and flavors in food & beverages and personal care is expected to drive market growth over the upcoming years.

Improvements in consumer disposable income have driven growth for the Essential Oil Manufacturing industry in the preceding five years to 2016. The industry experienced wavering demand early on in the period, when downstream markets were still amid a sluggish recovery from the decade’s previous lows. Renewed growth in per capita disposable income, however, has gradually boosted purchases of discretionary products such as beauty products and cosmetics, many of which use essential oils. As a result, industry revenue surged by 6.1% in 2014, while demand from downstream markets like cosmetic and beauty product manufacturing and soap and cleaning compound manufacturing each experienced strong recovery in 2015.

The global essential oils market is projected to grow at a CAGR of 8.6% from 2015 to 2022

BHP will focus on two market segments:

•

Essential Oils: BHP aims to expand the current portfolio of essential oils products and hence capture a greater portion of the current market. This can be done quickly with enough marketing capital since the company currently already has a certain branding and can use that branding to boost revenue from existing customers

•

Other Beauty Products: BHP is already entrenched within the online ecommerce space for organic products. It will be a natural progression therefore to expand into other similar organic beauty products such as face creams, make up and body care products which would cater strongly to the same clientele, or customers who are looking for products with lower skin sensitivity owing to their organic origins.

Competition

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many essential oil brands under ownership and standalone brands, including those that may target the latest trends or specific distribution channels. Competition in the essential oils industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities.

Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Many of these competitors’ products are sold in both a great number of retail stores and online as well. Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

Government Regulation

Additional state and federal requirements may be imposed on consumer products as well as oils, cosmetic ingredients, or the labeling and packaging of products intended for use as oils. For example, several lawmakers are currently focused on giving the FDA additional authority to regulate oils and their ingredients. This increased authority could require the FDA to impose increased testing and manufacturing requirements on cosmetic manufacturers or oils or their ingredients before they may be marketed. We are unable to ascertain what, if any, impact any increased statutory or regulatory requirements may have on our business.

In the United States, essential oils are regulated by the U.S. Food and Drug Administration (FDA). To date, there is no universal or regulatory definition of essential oils. However, it is widely understood that essential oils are aromatherapy products extracted from plant sources

Essential oils are classified and regulated by the FDA depending on their marketed or intended use. The FDA may determine the intended use through various factors, including how the product is marketed, reviewing label claims and wording used in advertising. Essential oils may also be evaluated on a case by case basis. Under FDA regulation, essential oils may fall into two categories: cosmetics or drugs. It is possible for essential oils to be considered both a cosmetic and a drug.

If an essential oil is marketed for the sole purpose of aroma, such as a perfume or body spray, it is considered a cosmetic. Additionally, if an essential oil is only intended for cleansing or beautifying, it can be classified as a cosmetic.

If the intended use has been identified as cosmetic in nature, the product is not required to be approved by the FDA before it can be sold in the United States.

However, essential oils must still comply with the Fair Packaging and Labeling Act (FPLA) and the Federal Food, Drug, And Cosmetic Act (FD&C Act). The FDA holds the right to inspect products, manufacturers, and sellers that they believe may be in violation of these laws.

If an essential oil makes a therapeutic claim, it can no longer be regulated as a cosmetic. In the United States, essential oils are often marketed for aromatherapy. By definition, aromatherapy is the use of plant-based solutions that are intended to benefit users mental or physical well-being through different aromas.

When a product makes a claim that affects the body, prevents disease or treats a condition, it must be considered a drug under FDA regulation. Even broad claims, such as relieving anxiety, can classify the product as a drug.

Unlike cosmetics, drugs do need FDA approval before they can be legally sold to consumers.

Employees

Our company currently has two employees, Mr. Chen and Eric Steffen, the originator of the Essential Oils, that was acquired by Bio Health Products, and which forms the basis of our company’s ongoing operations.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our address principal executive office is located at 50 North Michigan Avenue, #600, Chicago IL 60611. Our offices are provided at no cost.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol “JBCT”. Our stock was approved for quotation on the OTC Markets on March 3, 2015. However, as of the date of filing this Annual Report, our stock had not traded.

Our transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121.

As of April 10, 2018, we had shareholders with 9,700,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017 and 2016, which are included herein.

Our operating results for the year ended December 31, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31, 2017	December 31, 2016

Revenues	$7,761	$-
Cost of goods sold	5,907	-
General and administrative expenses	3,929	3,684
Professional fees	33,295	7,075
Impairment loss	87,896	-
Net loss	$(149,855)	$(10,759)

We recognized $7,761 of revenues during the year ended December 31, 2017.

Net loss was $149,855 for year ended December 31, 2017 and $10,759 for the year ended December 31, 2016. The increase in net loss was primarily due to an increase in professional fees, and impairment loss, offset by revenues earned.

Operating expenses for the year ended December 31, 2017 and December 31, 2016 were $125,120 and $10,759 respectively. Operating expenses were primarily attributed to general and administration fees, professional fees, and impairment loss. Professional fees for the year ended December 31, 2017, was $33,295 compared to $7,075 for the year ended December 31, 2016. The increase in professional fees during the year ended December 31, 2017, compared to the year ended December 31, 2016, is primarily attributed to reorganization of the Company and strategic planning. The increase in impairment loss of $87,896, during the year ended December 31, 2017, is primarily attributable to an impairment loss on goodwill.

Liquidity and Capital

Working Capital	As of December 31, 2017	As of December 31, 2016
Current Assets	$4,689	$-
Current Liabilities	$134,233	$17,374
Working Capital (Deficit)	$(129,544)	$(17,374)

Cash Flows	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Cash Used in Operating Activities	$(42,009)	$(6,000)
Net Cash Used in Investing Activities	$(47,972)	$-
Net Cash Provided by Financing Activities	$91,469	$4,329
Net Increase (Decrease) In Cash	$1,488	$(1,671)

As of December 31, 2017, we had a working capital deficit of $129,544 compared to a working capital deficit of $17,374 as of December 31, 2016. The increase in working capital deficit was primarily due to an increase in due to related parties, convertible notes, and notes payable. As of December 31, 2017, we had current assets of $4,689 (2016 – $Nil) and current liabilities of $134,233 (2016 – $17,374).

Cash Flows from Operating Activities

For the year ended December 31, 2017, net cash flows used in operating activities was $42,009 consisting of a net loss of $149,855 and was offset by impairment loss of $87,896, amortization of debt discount of $22,878, inventory of $1,675, as well as a gain on debt forgiveness of $1,554, and decrease in accounts payable and accrued liabilities of $3,049. For the year ended December 31, 2016, net cash flows used in operating activities was $6,000 consisting of a net loss of $10,759 and was offset by an increase in accounts payable and accrued liabilities of $4,759.

Cash Flows Used in Investing Activities

For the years ended December 31, 2017 and 2016, we used $47,972 and $Nil of cash in investing activities, respectively. The $47,972 for the year ended December 31, 2017 was for the acquisition of a subsidiary.

Cash Flows from Financing Activities

For the year ended December 31, 2017, and the December 31, 2016, we generated $91,469 and $4,329 from financing activities, respectively. During the year ended December 31, 2017, cash from financing activities as $57,208 from shareholder loans, $22,878 from convertible notes, $27,500 from notes payable, offset by $8,010 used in repayment of shareholder loans, and $8,107 repayment of loans. For the year ended December 31, 2016, the Company received $4,329 from shareholder loans.

Liquidity and Capital Resources

Our cash balance at December 31, 2017 was $1,488, with $134,233 in outstanding current liabilities, consisting of $8,576 in accounts payable, $75,279 due to a related party, $22,878 in convertible notes and $27,500 in notes payable. We estimate total expenditures over the next 12 months are expected to be approximately $75,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on our company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04,” Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01,” Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for our company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of JobLocationMap, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JobLocationMap, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

April 12, 2018

JOBLOCATIONMAP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,488	$-
Inventory	3,201	-
Total Current Assets	4,689	-

Total Assets	$4,689	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	8,576	9,101
Due to related parties	75,279	8,273
Convertible notes	22,878	-
Notes payable	27,500	-
Total Current Liabilities	134,233	17,374

Total Liabilities	134,233	17,374

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 9,700,000 and 9,500,000 shares issued and outstanding, respectively	970	950
Additional paid-in capital	114,215	76,550
Accumulated deficit	(244,729)	(94,874)
Total Stockholders’ Deficit	(129,544)	(17,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,689	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016

Revenues	$7,761	$-
Cost of Goods Sold	5,907	-
Gross Profit	1,854	-

Operating Expenses
General and administration	3,929	3,684
Professional	33,295	7,075
Impairment loss	87,896	-
Total operating expenses	125,120	10,759

Net loss from operations	(123,266)	(10,759)

Other expense
Interest expense	(28,143)	-
Debt forgiveness	1,554	-
Total other expense	(26,589)	-

Net loss before taxes	(149,855)	(10,759)
Provision for income taxes	-	-
Net loss	$(149,855)	$(10,759)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding	9,595,890	9,500,000

The accompanying notes are an integral part of these audited consolidated financial statements.

JOBLOCATIONMAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2017 and 2016

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	-	$-	9,500,000	$950	$76,550	$(80,814)	$(3,314)

Net loss for the period	-	-	-	-	-	(14,060)	(14,060)

Balance, December 31, 2016	-	$-	9,500,000	$950	$76,550	$(94,874)	$(17,374)

Accounts payable and accrued liabilities settled by related parties	-	-	-	-	14,807	-	14,807
Acquisition of Subsidiary	-	-	200,000	20	(20)	-	-
Beneficial conversion feature	-	-	-	-	22,878	-	22,878
Net loss for the period	-	-	-	-	-	(149,855)	(149,855)

Balance, December 31, 2017	-	$-	9,700,000	$970	$114,215	$(244,729)	$(129,544)

The accompanying notes are an integral part of these audited consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(149,855)	$(10,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	87,896	-
Amortization of debt discount	22,878	-
Debt forgiveness	(1,554)	-
Changes in operating assets and liabilities:
Inventory	1,675	-
Accounts payable and accrued liabilities	(3,049)	4,759
Net Cash Used in Operating Activities	(42,009)	(6,000)

Cash Flows from Investing Activities:
Acquisition of subsidiary	(47,972)	-
Net Cash Used in Investing Activities	(47,972)	-

Cash Flows from Financing Activities:
Shareholder loans	57,208	4,329
Repayments of shareholder loans	(8,010)	-
Repayments of loans	(8,107)	-
Proceeds from convertible notes	22,878	-
Proceeds from notes payable	27,500	-
Net Cash Provided by Financing Activities	91,469	4,329

Net Increase (decrease) in Cash and Cash Equivalents	1,488	(1,671)
Cash and Cash Equivalents, beginning of period	-	1,671
Cash and Cash Equivalents, end of period	$1,488	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by related party to contributed capital	$8,273	$-
Accounts payable balances settled by previous owner	$6,534	$-
Beneficial conversion feature	$22,878	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

JOBLOCATIONMAP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Inventory

The Company’s inventory consists of oil products. All inventory is finished goods. Inventories are stated at the lower of cost or market value. Inventory is stored off-site and held by a third party. The Company utilizes last-in first-out for inventory items held. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at December 31, 2017, the Company determined that no reserve was required.

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

During the year ended December 31, 2017, we determined that the carrying value of goodwill exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the goodwill was determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of goodwill was substantially below the carrying value of the reporting unit’s goodwill. Accordingly, we recognized a goodwill impairment loss of $87,896, which resulted in goodwill of $0 as of December 31, 2017.

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

As of December 31, 2017 and 2016 the carrying value of cash and cash equivalent, accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Corporation records a Beneficial Conversion Feature (the “BCF”) and related debt discount.

When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04,” Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01,” Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

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

Preferred stock

As of December 31, 2017 and 2016, there was no shares issued and outstanding.

Common stock

On July 10, 2017, the Company issued 200,000 shares to acquire all of the shares of Bio Health Products Inc. (Note 1).

9,700,000 and 9,500,000 shares of common stock were issued and outstanding as of December 31, 2017 and 2016.

NOTE 5 – NOTE PAYABLE

On June 9, 2017, the Company issued note payable of $7,500 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the year ended December 31, 2017, the Company recognized interest expense of $1,693.

On August 14, 2017, the Company issued note payable of $20,000 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the year ended December 31, 2017, the Company recognized interest expense of $3,065.

As of December 31, 2017 and 2016, the Company owed notes payable of $27,500 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. As of December 31, 2017, the Company had a convertible note of $4,875. During the year ended December 31, 2017, the Company recognized interest expense of $8.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. As of December 31, 2017, the Company had a convertible note of $6,803. During the year ended December 31, 2017, the Company recognized interest expense of $11.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017. As of December 31, 2017, the Company had a convertible note of $11,200. During the year ended December 31, 2017, the Company recognized interest expense of $15.

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the year ended December 31, 2017, 2017, the Company received loans from the previous Related Party Directors of $10,834 to pay for operating expenses. Prior to the sale of their shares, the loans to the two previous Related Party Directors were $21,107. Upon completion of the share purchase agreements between the two previous Related Party Directors, and the new CEO, the $14,807 was forgiven, and recorded to additional paid-in capital.

During the year ended December 31, 2017, 2017, the new CEO loaned the Company $49,825 for operational expenses and acquisition of subsidiary.

During the year ended December 31, 2017, the former officer of the subsidiary advanced $1,082 for operational expenses and repaid $8,009.

As of December 31, 2017 and 2016, related party loan payable outstanding is $75,279 and $8,273, respectively.

NOTE 8 – INCOME TAXES

For the year ended December 31, 2017, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $133,956 at December 31, 2017 and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2017 and 2016 are as follows:

	For the Year Ended
	December 31,
	2017	2016
Income tax expense (benefit) at statutory rate	$(13,288)	$(4,780)
Change in valuation allowance	13,288	4,780
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
NOL Carryover	$45,545	$32,257
Valuation allowance	(45,545)	(32,257)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $133,956 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2017.

NOTE 9 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2017, through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended December 31, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company’s Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer4, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Liang Chen	Chief Executive Officer, Chief Financial Officer and director.	29	May 12, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Liang Chen - Chief Executive Officer, Chief Financial Officer and director.

Liang Chen graduated from the University of Science and Technology of China in 2010. He was employed from June 2010 – May 2015 as a marketing manager at Anhui Technology Import and Export Co where he was tasked with implementing new marketing campaigns for their products. From June 2015 to February 2017 he was the Marketing Director of Anhui Sinonet Science & Technology Co Ltd and has been instrumental in their expansion into the online and emerging markets in countries globally.

Our company believes that Mr. Chen’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Liang Chen	0	0	1

(1) The insider has yet to file a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Liang Chen(1) CEO, CFO, and Director	2017 2016	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Omri Morchi (2) Former President and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Eden Shoua(3) Former Treasurer, Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Chen was appointed CEO, CFO and Director on May 12, 2017.
(2)	Mr. Morchi was appointed President and Director on June 15, 2010 and resigned all positions on May 12, 2017.
(3)	Ms. Shoua was appointed Secretary, Treasurer and Director on June 15, 2010 and resigned all positions on May 12, 2017.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Liang Chen Xiang yan lu xi 255 Hao 3-1-402 shi, Wo yang xian cheng guang zhen An hui sheng, PRC 233600	8,000,000 / indirect(2)	84.2%

Directors and Executive Officers as a Group	8,000,000	84.2%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 10, 2018. As of April 10, 2018 there were 9,700,000 shares of our company’s common stock issued and outstanding.

(2)	These shares are owned by Peak Global Holdings Limited. Mr. Chen is the sole shareholder of Peak Global Holdings Limited.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of April 27, 2017, Omri Morchi and Eden Shoua (the “Sellers”), entered into a common stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Sellers agreed to sell to Peak Global Consultants Limited (the “Purchaser”), the 8,000,000 shares of common stock of our company (the “Shares”) owned by the Sellers, constituting approximately 84.2% of our company’s 9,500,000 issued and outstanding common shares, for $235,000. Our sole officer and director, Liang Chen, is the sole shareholder of Peak Global Consultants Limited.

On July 10, 2017, our company acquired Bio Health Products Inc., a Nevada corporation, which was owned by Mr. Chen, the CEO and controlling shareholder of our company. Our company paid consideration of 200,000 shares of our company’s common stock for 100% of Bio Health Products.

Director Independence

We currently act with one director, Liang Chen.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$8,900	$8,100
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,900	$8,100

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith. ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JOBLOCATIONMAP INC.
(Registrant)

Dated: April 12, 2018	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2018	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

