Form 10-Q
period 2018-03-31
JOBLOCATIONMAP INC
filed 2018-05-14
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

9,700,000 common shares issued and outstanding as of May 10, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$4,767	$1,488
Inventory	5,517	3,201
Total Current Assets	10,284	4,689

Goodwill	-	-
Total Assets	$10,284	$4,689

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	12,346	8,576
Due to related parties	85,279	75,279
Convertible notes	22,878	22,878
Notes payable	27,500	27,500
Total Current Liabilities	148,003	134,233

Long-term note payable	3,957	-

Total Liabilities	151,960	134,233

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 9,700,000 shares issued and outstanding, respectively	970	970
Additional paid-in capital	114,215	114,215
Accumulated deficit	(256,861)	(244,729)
Total Stockholders' Deficit	(141,676)	(129,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,284	$4,689

The accompanying notes are an integral part of these consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues	$2,287	$-
Cost of Goods Sold	4,754	-
Gross Profit	(2,467)	-

Operating Expenses
General and administration	2,195	1,233
Professional	1,738	2,500
Total operating expenses	3,933	3,733

Net loss from operations	(6,400)	(3,733)

Other expense
Interest expense	(5,732)	-
Total other expense	(5,732)	-

Net loss before taxes	(12,132)	(3,733)
Provision for income taxes	-	-
Net loss	$(12,132)	$(3,733)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	9,700,000	9,500,000

The accompanying notes are an integral part of these consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(12,132)	$(3,733)
Changes in operating assets and liabilities:
Inventory	(2,316)	-
Accounts payable and accrued liabilities	3,770	1,733
Net Cash Used in Operating Activities	(10,678)	(2,000)

Cash Flows from Financing Activities:
Loan from related parties	10,000	2,000
Proceeds from notes payable	3,957	-
Net Cash Provided By Financing Activities	13,957	2,000

Net Increase in Cash and Cash Equivalents	3,279	-
Cash and Cash Equivalents, beginning of period	1,488	-
Cash and Cash Equivalents, end of period	$4,767	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JOBLOCATIONMAP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of Presentation

The results for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Under these criteria, this generally means that the Company recognizes revenue when its products are delivered to customers in accordance with the sales terms.

May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since the Company sells products with no contingent payment obligations and no obligations on its part subsequent to the delivery of products, the Company does not believe that Topic 606 will affect the manner in which it recognizes revenue.

Cost of Goods Sold

Cost of goods sold includes the following expenses; inventory and various expenses related to sell the products through third party services.

Inventory

The Company’s inventory consists of oil products. All inventory is finished goods. Inventories are stated at the lower of cost or market value. Inventory is stored off-site and held by a third party. The Company utilizes last-in first-out for inventory items held. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at March 31, 2018, the Company determined that no reserve was required.

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

Preferred stock

As of March 31, 2018, and December 31, 2017, there was no shares issued and outstanding.

Common stock

On July 10, 2017, the Company issued 200,000 shares to acquire all of the shares of Bio Health Products Inc. (Note 1).

9,700,000 shares of common stock were issued and outstanding as of March 31, 2018 and December 31, 2017.

NOTE 5 – NOTE PAYABLE

On June 9, 2017, the Company issued note payable of $7,500 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the three months ended March 31, 2018, the Company recognized interest expense of $740.

On August 14, 2017, the Company issued note payable of $20,000 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the three months ended March 31, 2018, the Company recognized interest expense of $1,970.

On March 31, 2018, the Company issued note payable of $3,957 to a third party. The note is a 57% interest bearing promissory note that is payable on March 31, 2023.

As of March 31, 2018, and December 31, 2017, the Company owed notes payable of $27,500 and $27,500, Long-term note payable of $3,957 and $0 and accrued interest of $7,468 and $4,758, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. As of March 31, 2018, and December 31, 2017, the Company had a convertible note of $4,875 and accrued interest of $693 and $8 respectively. During the three months ended March 31, 2018, the Company recognized interest expense of $685.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. As of March 31, 2018, and December 31, 2017, the Company had a convertible note of $6,803 and accrued interest of $967 and $11. During the three months ended March 31, 2018, the Company recognized interest expense of $956.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017. As of March 31, 2018, and December 31, 2017, the Company had a convertible note of $11,200 and accrued interest of $1,396 and $15. During the three months ended March 31, 2018, the Company recognized interest expense of $1,381.

As of March 31, 2018, and December 31, 2017, the Company owed convertible notes payable of $11,677 and accrued interest of $3,056 and $34, respectively

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the three months ended March 31, 2018, the Company received loans from the previous Related Party Directors of $10,000 to pay for operating expenses.

As of March 31, 2018 and December 31, 2017, related party loan payable outstanding is $85,279 and $75,279, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended March 31, 2018 and 2016.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	For the Three Months Ended
	March 31,
	2018	2017	Change
Revenue	$2,287	$-	$2,287
Cost of Goods Sold	4,754	-	4,754
Gross Profit	(2,467)	-	(2,467)
Operating Expenses			-
General and administrative expenses	2,195	1,233	962
Professional fees	1,738	2,500	(762)
Other income (expense)	(5,732)	-	(5,732)
Net Loss	$(12,132)	$(3,733)	$(8,399)

We recognized revenues of $2,287 for the three months ended March 31, 2018, compared to $Nil for the same period in 2017.

Our operating expenses, for the three months ended March 31, 2018 were $3,933 compared to $3,733 for the same period in 2017. The increase in operating expenses was primarily as a result of an increase in general and administrative expenses offset by a decrease in professional fees.

We incurred a net loss of $12,132 and $3,733 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,
	2018	2017
Current Assets	$10,284	$4,689
Current Liabilities	$148,003	$134,233
Working Capital	$(137,719)	$(129,544)

Cash Flows

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows used in Operating Activities	$(10,678)	$(2,000)
Cash Flows from Financing Activities	13,957	2,000
Net increase in Cash During Period	$3,279	$-

As at March 31, 2018 our company’s cash balance was $4,767 and total assets were $10,284. As at December 31, 2017, our company’s cash balance was $1,488 and total assets were $4,689.

As at March 31, 2018, our company had total liabilities of $148,003, compared with total liabilities of $134,233 as at December 31, 2017.

As at March 31, 2018, our company had a working capital deficiency of $137,719 compared with a working capital deficiency of $129,544 as at December 31, 2017. The increase in working capital deficit was primarily attributed to an increase in due to related party.

Cash Flow from Operating Activities

During the three months ended March 31, 2018, our company used $10,678 in cash from operating activities, compared to $2,000 cash used in operating activities during the three months ended March 31, 2017. The cash used from operating activities for the three months ended March 31, 2018 was attributed to net loss of $12,132 offset by a change in operating assets and liabilities of $1,454. The cash used from operating activities for the three months ended March 31, 2017 was attributed to net loss of $3,733 offset by a change in operating assets and liabilities of $1,733.

Cash Flow from Investing Activities

During the three months ended March 31, 2018 and 2017, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2018 our company received $13,957 from financing activities compared to $2,000 received from financing activities during the three months ended March 31, 2017. The cash flow for financing activities for the three months ended March 31, 2018, was a result of $10,000 from loan from related parties and $3,957 from proceeds from notes payable. The cash flow for financing activities for the three months ended March 31, 2017, was a result of $2,000 from loan from related parties.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2018, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 31, 2018, our company issued note payable of $3,957 to a third party. The note is a 57% interest bearing promissory note that is payable on March 31, 2023.

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

______

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOBLOCATIONMAP INC.
(Registrant)

Dated: May 14, 2018	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

