Form 10-Q
period 2018-06-30
JOBLOCATIONMAP INC
filed 2018-11-08
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

9,700,000 common shares issued and outstanding as of October 23, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOBLOCATIONMAP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$3,744	$1,488
Inventory	4,916	3,201
Total Current Assets	8,660	4,689

Total Assets	$8,660	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	18,671	8,576
Due to related parties	103,948	75,279
Convertible notes	22,878	22,878
Notes payable	27,500	27,500
Total Current Liabilities	172,997	134,233

Long-term note payable	3,957	-

Total Liabilities	176,954	134,233

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 9,700,000 shares issued and outstanding, respectively	970	970
Additional paid-in capital	114,215	114,215
Accumulated deficit	(283,479)	(244,729)
Total Stockholders’ Deficit	(168,294)	(129,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,660	$4,689

The accompanying notes are an integral part of these consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$2,183	$-	$4,470	$-
Cost of Goods Sold	1,644	-	6,398	-
Gross Profit	539	-	(1,928)	-

Operating Expenses
General and administration	2,275	-	4,470	1,233
Professional	18,519	1,750	20,257	4,250
Total operating expenses	20,794	1,750	24,727	5,483

Net loss from operations	(20,255)	(1,750)	(26,655)	(5,483)

Other expense
Interest expense	(6,363)	-	(12,095)	-
Total other expense	(6,363)	-	(12,095)	-

Net loss before taxes	(26,618)	(1,750)	(38,750)	(5,483)
Provision for income taxes		-	-	-
Net loss	$(26,618)	$(1,750)	$(38,750)	$(5,483)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	9,700,000	9,500,000	9,700,000	9,500,000

The accompanying notes are an integral part of these consolidated financial statements.

JOBLOCATIONMAP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(38,750)	$(5,483)
Changes in operating assets and liabilities:
Inventory	(1,715)	-
Accounts payable and accrued liabilities	10,095	(9,101)
Net Cash Used in Operating Activities	(30,370)	(14,584)

Cash Flows from Financing Activities:
Loan from related parties	28,669	21,107
Proceeds from notes payable	3,957	(6,523)
Net Cash Provided By Financing Activities	32,626	14,584

Net Increase (decrease) in Cash and Cash Equivalents	2,256	-
Cash and Cash Equivalents, beginning of period	1,488	-
Cash and Cash Equivalents, end of period	$3,744	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Related party balances forgiven	$-	$14,573
Accounts payable balances settled by previous owner	$-	$6,534

The accompanying notes are an integral part of these consolidated financial statements.

JOBLOCATIONMAP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Basis of Presentation

The results for the six months ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Under these criteria, this generally means that the Company recognizes revenue when its products are delivered to customers in accordance with the sales terms.

Cost of Goods Sold

Cost of goods sold includes the following expenses; inventory and various expenses related to sell the products through third party services.

Inventory

The Company’s inventory consists of oil products. All inventory is finished goods. Inventories are stated at the lower of cost or market value. Inventory is stored off-site and held by a third party. The Company utilizes last-in first-out for inventory items held. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at June 30, 2018, the Company determined that no reserve was required.

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

Preferred stock

As of June 30, 2018, and December 31, 2017, there was no shares issued and outstanding.

Common stock

On July 10, 2017, the Company issued 200,000 shares to acquire all of the shares of Bio Health Products Inc. (Note 1).

9,700,000 shares of common stock were issued and outstanding as of June 30, 2018 and December 31, 2017.

NOTE 5 – NOTE PAYABLE

On June 9, 2017, the Company issued note payable of $7,500 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the six months ended June 30, 2018, the Company recognized interest expense of $1,488.

On August 14, 2017, the Company issued note payable of $20,000 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the six months ended June 30, 2018, the Company recognized interest expense of $3,967.

On March 31, 2018, the Company issued note payable of $3,957 to a third party. The note is a 57% interest bearing promissory note that is payable on March 31, 2023. During the six months ended June 30, 2018, the Company recognized interest expense of $562.

As of June 30, 2018, and December 31, 2017, the Company owed notes payable of $27,500 and $27,500, Long-term note payable of $3,957 and $0 and accrued interest of $10,775 and $4,758, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. As of June 30, 2018, and December 31, 2017, the Company had a convertible note of $4,875 and accrued interest of $1,386 and $8 respectively. During the six months ended June 30, 2018, the Company recognized interest expense of $1,378.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. As of June 30, 2018, and December 31, 2017, the Company had a convertible note of $6,803 and accrued interest of $1,934 and $11. During the six months ended June 30, 2018, the Company recognized interest expense of $1,923.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017. As of June 30, 2018, and December 31, 2017, the Company had a convertible note of $11,200 and accrued interest of $2,792 and $15. During the six months ended June 30, 2018, the Company recognized interest expense of $2,777.

As of June 30, 2018, and December 31, 2017, the Company owed convertible notes payable of $22,877 and $11,677 and accrued interest of $6,112 and $34, respectively

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the six months ended June 30, 2018, the Company received loans from the Related Party Director of $28,669 to pay for operating expenses.

During the six months ended June 30, 2017, the Company received loans from the previous Related Party Directors of $21,107 to pay for operating expenses.

As of June 30, 2018 and December 31, 2017, related party loan payable outstanding is $103,948 and $75,279, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated potential subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2018 and 2016.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	For the Three Months Ended
	June 30,
	2018	2017	Change
Revenue	$2,183	$-	$2,183
Cost of Goods Sold	1,644	-	1,644
Gross Profit	539	-	539
Operating Expenses			-
General and administrative expenses	2,275	-	2,275
Professional fees	18,519	1,750	16,769
Other income (expense)	(6,363)	-	(6,363)
Net Loss	$(26,618)	$(1,750)	$(24,868)

We recognized revenues of $2,183 for the three months ended June 30, 2018, compared to $Nil for the same period in 2017.

Our operating expenses, for the three months ended June 30, 2018 were $20,794 compared to $1,750 for the same period in 2017. The increase in operating expenses was primarily as a result of an increase in professional fee.

We incurred a net loss of $26,618 and $1,750 for the three months ended June 30, 2018 and June 30, 2017, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	For the Six Months Ended
	June 30,
	2018	2017	Change
Revenue	$4,470	$-	$4,470
Cost of Goods Sold	6,398	-	6,398
Gross Profit	(1,928)	-	(1,928)
Operating Expenses			-
General and administrative expenses	4,470	1,233	3,237
Professional fees	20,257	4,250	16,007
Other income (expense)	(12,095)	-	(12,095)
Net Loss	$(38,750)	$(5,483)	$(33,267)

We recognized revenues of $4,470 for the six months ended June 30, 2018, compared to $Nil for the same period in 2017.

Our operating expenses, for the six months ended June 30, 2018 were $24,727 compared to $5,483 for the same period in 2017. The increase in operating expenses was primarily as a result of an increase in professional fees.

We incurred a net loss of $38,750 and $5,483 for the six months ended June 30, 2018 and June 30, 2017, respectively.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2018	2017
Cash	$3,744	$1,488

Current Assets	$8,660	$4,689
Current Liabilities	$172,997	$134,233
Working Capital	$(164,337)	$(129,544)

Cash Flows

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows used in Operating Activities	$(30,370)	$(14,584)
Cash Flows from Financing Activities	32,626	14,584
Net increase in Cash During Period	$2,256	$-

As at June 30, 2018 our company’s cash balance was $3,744 and total assets were $8,660. As at December 31, 2017, our company’s cash balance was $1,488 and total assets were $4,689.

As at June 30, 2018, our company had total liabilities of $176,954, compared with total liabilities of $134,233 as at December 31, 2017.

As at June 30, 2018, our company had a working capital deficiency of $164,337 compared with a working capital deficiency of $129,544 as at December 31, 2017. The increase in working capital deficit was primarily attributed an increase in due to related parties.

Cash Flow from Operating Activities

During the six months ended June 30, 2018, our company used $30,370 in cash from operating activities, compared to $14,584 cash used in operating activities during the six months ended June 30, 2017. The cash used from operating activities for the six months ended June 30, 2018 was attributed to net loss of $38,750 offset by a change in operating assets and liabilities of $8,380.

Cash Flow from Investing Activities

During the six months ended June 30, 2018 and 2017, our company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2018 our company received $32,626 from financing activities compared to $14,584 received from financing activities during the six months ended June 30, 2017. The cash flow for financing activities for the six months ended June 30, 2018, was a result $28,669 from loan from related parties and $3,957 from proceeds from notes payable.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of June 30, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2018, our Company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

JOBLOCATIONMAP INC.
(Registrant)

Dated: November 8, 2018	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

