Form 10-Q
period 2018-09-30
BIOSCIENCE NEUTRACEUTICALS, INC.
filed 2019-01-09
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 001-36604

BIOSCIENCE NEUTRACEUTICALS, INC. f/k/a JOBLOCATION MAP INC.
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
9,700,000 common shares issued and outstanding as of November 19, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCIENCE NEUTRACEUTICALS, INC.

(Formerly JOBLOCATIONMAP INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,088	$1,488
Inventory	4,916	3,201
Total Current Assets	6,004	4,689

Total Assets	$6,004	$4,689

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	28,388	8,576
Due to related parties	102,556	75,279
Convertible notes	22,878	22,878
Notes payable	27,500	27,500
Total Current Liabilities	181,322	134,233

Long-term note payable	3,957	-

Total Liabilities	185,279	134,233

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 9,700,000 shares issued and outstanding, respectively	970	970
Additional paid-in capital	114,215	114,215
Accumulated deficit	(294,460)	(244,729)
Total Stockholders' Deficit	(179,275)	(129,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,004	$4,689

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

(Formerly JOBLOCATIONMAP INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$1,693	$4,318	$6,163	$4,318
Cost of Goods Sold	1,859	3,518	8,257	3,518
Gross Profit	(166)	800	(2,094)	800

Operating Expenses
General and administration	1,435	1,495	5,905	2,728
Professional	2,950	15,200	23,207	19,450
Total operating expenses	4,385	16,695	29,112	22,178

Net loss from operations	(4,551)	(15,895)	(31,206)	(21,378)

Other expense
Interest expense	(6,430)	(2,462)	(18,525)	(2,462)
Debt forgiveness	-	1,554	-	1,554
Total other expense	(6,430)	(908)	(18,525)	(908)

Net loss before taxes	(10,981)	(16,803)	(49,731)	(22,286)
Provision for income taxes		-	-	-
Net loss	$(10,981)	$(16,803)	$(49,731)	$(22,286)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	9,700,000	9,680,435	9,700,000	9,560,584

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

(Formerly JOBLOCATIONMAP INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(49,731)	$(22,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	(1,554)
Changes in operating assets and liabilities:
Inventory	(1,715)	922
Accounts payable and accrued liabilities	19,812	2,691
Net Cash Used in Operating Activities	(31,634)	(20,227)

Cash Flows from Investing Activities:
Acquisition of subsidiary	-	(47,972)
Net Cash Used in Investing Activities	-	(47,972)

Cash Flows from Financing Activities:
Loan from related parties	30,436	57,208
Repayments of related party loans	(3,159)	(8,010)
Repayments of loans	-	(8,107)
Proceeds from notes payable	3,957	27,500
Net Cash Provided by Financing Activities	31,234	68,591

Net Change in Cash and Cash Equivalents	(400)	392
Cash and Cash Equivalents, beginning of period	1,488	-
Cash and Cash Equivalents, end of period	$1,088	$392

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by related party to contributed capital	$-	$8,273
Accounts payable balances settled by previous owner	$-	$6,534

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

(Formerly JOBLOCATIONMAP INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization, Nature of Business and Trade Name

Bioscience Neutraceuticals, Inc. (the Company) was incorporated in the State of Nevada on June 15, 2010 under the name JobLocationMap Inc. Bioscience Neutraceuticals, Inc.’s principal business objective is developing and marketing an online map application. The Company is located at 500 North Michigan Avenue #600, Chicago, Illinois.

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

Basis of Presentation

The results for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Bioscience Neutraceuticals, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Bioscience Neutraceuticals, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

Inventory

The Company’s inventory consists of oil products. All inventory is finished goods. Inventories are stated at the lower of cost or market value. Inventory is stored off-site and held by a third party. The Company utilizes last-in first-out for inventory items held. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at September 30, 2018, the Company determined that no reserve was required.

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

Preferred stock

As of September 30, 2018, and December 31, 2017, there was no shares issued and outstanding.

Common stock

On July 10, 2017, the Company issued 200,000 shares to acquire all of the shares of Bio Health Products Inc. (Note 1).

9,700,000 shares of common stock were issued and outstanding as of September 30, 2018 and December 31, 2017.

NOTE 5 – NOTE PAYABLE

On June 9, 2017, the Company issued note payable of $7,500 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,244.

On August 14, 2017, the Company issued note payable of $20,000 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the nine months ended September 30, 2018, the Company recognized interest expense of $5,984.

On March 31, 2018, the Company issued note payable of $3,957 to a third party. The note is a 57% interest bearing promissory note that is payable on March 31, 2023. During the nine months ended September 30, 2018, the Company recognized interest expense of $1,131.

As of September 30, 2018, and December 31, 2017, the Company owed notes payable of $27,500 and $27,500, Long-term note payable of $3,957 and $0 and accrued interest of $14,117 and $4,758, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company had a convertible note of $4,875 and accrued interest of $2,086 and $8, respectively. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,078.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company had a convertible note of $6,803 and accrued interest of $2,911 and $11, respectively. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,900.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company had a convertible note of $11,200 and accrued interest of $4,203 and $15, respectively. During the nine months ended September 30, 2018, the Company recognized interest expense of $4,188.

As of September 30, 2018, and December 31, 2017, the Company owed convertible notes payable of $22,877 and accrued interest of $9,200 and $34, respectively

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the nine months ended September 30, 2018, the Company received loans from the Related Party Director of $30,436 to pay for operating expenses and repaid $3,159.

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

As of September 30, 2018 and December 31, 2017, related party loan payable outstanding is $102,556 and $75,279, respectively.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bioscience Neutraceuticals, Inc.. and our wholly owned subsidiary, Bio Health Products Inc., a Nevada corporation, unless otherwise indicated.

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

Our Current Business

Our business is focused on the high end pure organic oils also called “Essential Oils.”

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2018 and 2016.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	For the Three Months Ended
	September 30,
	2018	2017	Change
Revenue	$1,693	$4,318	$(2,625)
Cost of Goods Sold	1,859	3,518	(1,659)
Gross Profit	(166)	800	(966)
Operating Expenses			-
General and administrative expenses	1,435	1,495	(60)
Professional fees	2,950	15,200	(12,250)
Other income (expense)	(6,430)	(908)	(5,522)
Net Loss	$(10,981)	$(16,803)	$5,822

We recognized revenues of $1,693 for the three months ended September 30, 2018, compared to $4,318 for the same period in 2017.

Our operating expenses, for the three months ended September 30, 2018 were $4,385 compared to $16,695 for the same period in 2017. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

We incurred a net loss of $10,981 and $16,803 for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	For the Nine Months Ended
	September 30,
	2018	2017	Change
Revenue	$6,163	$4,318	$1,845
Cost of Goods Sold	8,257	3,518	4,739
Gross Profit	(2,094)	800	(2,894)
Operating Expenses			-
General and administrative expenses	5,905	2,728	3,177
Professional fees	23,207	19,450	3,757
Other income (expense)	(18,525)	(908)	(17,617)
Net Loss	$(49,731)	$(22,286)	$(27,445)

We recognized revenues of $6,163 for the nine months ended September 30, 2018, compared to $4,318 for the same period in 2017.

Our operating expenses, for the nine months ended September 30, 2018 were $29,112 compared to $22,178 for the same period in 2017. The increase in operating expenses was primarily as a result of an increase in professional fees.

We incurred a net loss of $49,731 and $22,286 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,
	2018	2017
Cash	$1,088	$1,488
Current Assets	$6,004	$4,689
Current Liabilities	$181,322	$134,233
Working Capital	$(175,318)	$(129,544)

Cash Flows

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows used in Operating Activities	$(31,634)	$(20,227)
Cash Flows used in Investing Activities	-	(47,972)
Cash Flows from Financing Activities	31,234	68,591
Net Change in Cash During Period	$(400)	$392

As at September 30, 2018 our company’s cash balance was $1,088 and total assets were $6,004. As at December 31, 2017, our company’s cash balance was $1,488 and total assets were $4,689.

As at September 30, 2018, our company had total liabilities of $185,279, compared with total liabilities of $134,233 as at December 31, 2017.

As at September 30, 2018, our company had a working capital deficiency of $175,318 compared with a working capital deficiency of $129,544 as at December 31, 2017. The increase in working capital deficit was primarily attributed to an increase in due to related parties and accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the three months ended September 30, 2018, our company used $31,634 in cash from operating activities, compared to $20,227 cash used in operating activities during the three months ended September 30, 2017. The cash used from operating activities for the three months ended September 30, 2018 was attributed to a net loss of $49,731 , offset by a change in operation assets and liabilities of $18,097.

Cash Flow from Investing Activities

During the three months ended September 30, 2018 our company used $0 in investing activities compared to $47,972 used in investing activities during the three months ended September 30, 2017.

Cash Flow from Financing Activities

During the three months ended September 30, 2018 our company received $31,234 from financing activities compared to $68,591 received from financing activities during the three months ended September 30, 2017. The cash flow for financing activities for the three months ended September 30, 2018, was a result of $30,436 from loan from related parties, $3,957 from proceeds from notes payable and $3,159 in repayment of related party loans.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2018, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BIOSCIENCE NEUTRACEUTICALS, INC.
(Registrant)

Dated: January 8, 2019	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

