Form 10-K
period 2018-12-31
BIOSCIENCE NEUTRACEUTICALS, INC.
filed 2019-04-09
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 001-36604

BIOSCIENCE NEUTRACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0745348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Michigan Avenue #600, Chicago IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 773-236-8132

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	$0.0001

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, was $99,757 based on a $0.42 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

242,516 shares of common stock as issued and outstanding of April 5, 2019.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Bioscience Neutraceuticals, Inc., and our wholly owned subsidiary, Bio Health Products Inc., a Nevada corporation, unless otherwise indicated.

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

On January 2, 2019 majority of our shareholders and our board of directors approved a reverse stock split on a basis of 40 old shares for one (1) new share of our issued and outstanding common stock only.

As a result of the reverse split, our issued and outstanding shares of common stock decreased from 9,700,000 to 242,500 shares of common stock. The reverse split will become effective with the OTC Markets at the opening of trading on February 7, 2019.

Our address is 500 North Michigan Avenue, #600, Chicago, IL 60611. Our telephone number is (773) 236-8132. We do not have a corporate website.

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

WHERE YOU CAN FIND MORE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov.

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

As of April 5, 2019, we had shareholders with 242,516 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Results of Operations - Years Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017, which are included herein.

Our operating results for the year ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	December 31,
	2018	2017	Change
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses			-
General and administrative expenses	2,055	1,233	822
Professional fees	34,245	22,095	12,150
Other expense	(24,955)	(28,143)	3,188
Loss from discontinued operations	(12,283)	(98,384)	86,101
Net Loss	$(73,538)	$(149,855)	$76,317

We did not recognize any revenues during the year ended December 31, 2018 and 2017.

Net loss was $73,538 for year ended December 31, 2018 and $149,855 for the year ended December 31, 2017. The decrease in net loss was primarily due to a decrease in loss from discontinued operations.

Operating expenses for the year ended December 31, 2018 and December 31, 2017 were $36,300 and $23,328 respectively. Operating expenses were primarily attributed to general and administration fees and professional fees. Professional fees for the year ended December 31, 2018, was $34,245 compared to $22,095 for the year ended December 31, 2017. The increase in professional fees during the year ended December 31, 2018, compared to the year ended December 31, 2017, is primarily attributed to an increase in accounting and audit fee.

The decrease in loss from discontinued operations during the year ended December 31, 2018,, compared to the year ended December 31, 2017, is primarily due to an impairment loss of $87,896 in 2017.

Liquidity and Capital

	December 31,	December 31,
	2018	2017
Cash	$-	$-

Current Assets	$6,000	$4,689
Current Liabilities	$187,363	$134,233
Working Capital	$(181,363)	$(129,544)

	For the Year Ended
	December 31,
	2018	2017
Cash Flows used in Operating Activities	$(57,049)	$(42,009)
Cash Flows from Investing Activities	-	(47,972)
Cash Flows from Financing Activities	46,612	91,469
Net Change in Cash During Period	$(10,437)	$1,488

As of December 31, 2018, we had a working capital deficit of $181,363 compared to a working capital deficit of $129,544 as of December 31, 2017. The increase in working capital deficit was primarily due to an increase in due to related parties and accounts payable and accrued liabilities. As of December 31, 2018, we had current assets of $6,000 (2017 – $4,689) and current liabilities of $187,363 (2017 – $134,233).

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash flows used in operating activities was $57,049 consisting of a net loss of $73,538 and was offset by loss from disposal of assets of $4,033, and change in operating assets and liabilities of $22,493. For the year ended December 31, 2017, net cash flows used in operating activities was $42,009 consisting of a net loss of $149,855 and was offset by impairment loss of $87,896, amortization of debt discount of $22,878, inventory of $1,675, as well as a gain on debt forgiveness of $1,554, and decrease in accounts payable and accrued liabilities of $3,049

Cash Flows Used in Investing Activities

For the years ended December 31, 2018 and 2017, we used $1,088 and $47,972 of cash in investing activities, respectively.

Cash Flows from Financing Activities

For the year ended December 31, 2018, and the December 31, 2017, we generated $46,612 and $94,469 from financing activities, respectively. During the year ended December 31, 2018, cash from financing activities as $45,814 from shareholder loans, $3,957 from notes payable, offset by $3,159 used in repayment of shareholder loans. For the year ended December 31, 2017, cash from financing activities as $57,208 from shareholder loans, $22,878 from convertible notes, $27,500 from notes payable, offset by $8,010 used in repayment of shareholder loans, and $8,107 repayment of loans.

Liquidity and Capital Resources

Our cash balance at December 31, 2018 was $0, with $187,363 in outstanding current liabilities, consisting of $36,813 in accounts payable, $100,172 due to a related party, $22,878 in convertible notes and $27,500 in notes payable. We estimate total expenditures over the next 12 months are expected to be approximately $75,000.

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

Item 8. Financial Statements and Supplementary Data

PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bioscience Neutraceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioscience Neutraceuticals, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

April 5, 2019

BIOSCIENCE NEUTRACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Prepaid expense	$6,000	$-
Assets from discontinued operations	-	4,689
Total Current Assets	6,000	4,689

Total Assets	$6,000	$4,689

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	36,813	7,562
Due to related parties	100,172	56,125
Convertible notes	22,878	22,878
Notes payable	27,500	27,500
Liabilities from discontinued operations	-	20,168
Total Current Liabilities	187,363	134,233

Long-term note payable	3,957	-

Total Liabilities	191,320	134,233

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 242,516 shares issued and outstanding, respectively	24	24
Additional paid-in capital	132,923	115,161
Accumulated deficit	(318,267)	(244,729)
Total Stockholders' Deficit	(185,320)	(129,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,000	$4,689

The accompanying notes are an integral part of these audited consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2018	2017

Revenues	$-	$-

Operating Expenses
General and administration	2,055	1,233
Professional	34,245	22,095
Total operating expenses	36,300	23,328

Net loss from operations	(36,300)	(23,328)

Other expense
Interest expense	(24,955)	(28,143)
Total other expense	(24,955)	(28,143)

Net loss before taxes	(61,255)	(51,471)
Provision for income taxes	-	-
Loss from Continuing Operations	(61,255)	(51,471)

Discontinued operations
Loss from discontinued operations	(8,250)	(98,384)
Loss on disposal of assets and liabilities	(4,033)	-
Loss from Discontinued Operations, Net of Tax Benefits	(12,283)	(98,384)

Net loss	$(73,538)	$(149,855)

Net Loss Per Common Share – Basic and Diluted	$(0.30)	$(0.62)

Weighted Average Common Shares Outstanding	242,516	239,897

The accompanying notes are an integral part of these audited consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2018 and 2017

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	-	$-	237,516	$24	$77,476	$(94,874)	$(17,374)

Accounts payable and accrued liabilities settled by related parties	-	-	-	-	14,807	-	14,807
Acquisition of Subsidiary	-	-	5,000	-	-	-	-
Beneficial conversion feature	-	-	-	-	22,878	-	22,878
Net loss for the period	-	-	-	-	-	(149,855)	(149,855)

Balance, December 31, 2017	-	$-	242,516	$24	$115,161	$(244,729)	$(129,544)

Debt forgiveness	-	-	-	-	17,762	-	17,762
Net loss for the period	-	-	-	-	-	(73,538)	(73,538)

Balance, December 31, 2018	-	$-	242,516	$24	$132,923	$(318,267)	$(185,320)

The accompanying notes are an integral part of these audited consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(73,538)	$(149,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	87,896
Amortization of debt discount	-	22,878
Debt forgiveness	-	(1,554)
Loss from disposal of assets	4,033	-
Changes in operating assets and liabilities:
Inventory	(1,715)	1,675
Prepaid expense	(6,000)	-
Accounts payable and accrued liabilities	30,208	(3,049)
Net Cash Used in Operating Activities	(47,012)	(42,009)

Cash Flows from Investing Activities:
Acquisition of subsidiary	-	(47,972)
Disposal of assets and liabilities	(1,088)	-
Net Cash Used in Investing Activities	(1,088)	(47,972)

Cash Flows from Financing Activities:
Loan from related parties	45,814	57,208
Repayments of related party loans	(3,159)	(8,010)
Repayments of loans	-	(8,107)
Proceeds from notes payable	-	22,878
Proceeds from notes payable	3,957	27,500
Net Cash Provided by Financing Activities	46,612	91,469

Net Change in Cash and Cash Equivalents	(1,488)	1,488
Cash and Cash Equivalents, beginning of period	1,488	-
Cash and Cash Equivalents, end of period	$-	$1,488

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by related party to contributed capital	$17,762	$8,273
Accounts payable balances settled by previous owner	$-	$6,534
Beneficial conversion feature	$-	$22,878

The accompanying notes are an integral part of these audited consolidated financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s future operations. The Company is currently evaluating and reviewing the future course of business.

Recent Developments

On July 10, 2017, the Company acquired all of the shares of Bio Health Products Inc. a Nevada corporation, in exchange for 5,000 shares of the Company’s common stock, whereby Bio Health Products Inc. became a wholly owned subsidiary of the Company. Bio Health Products Inc. had previously acquired the assets of Essential Oils, a sole proprietorship. Bio Health Products Inc. was owned by Liang Chen, the CEO of the Company.

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

Merger with subsidiary and name change

On November 14, 2018, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary, Bioscience Neutraceuticals, Inc. a Nevada corporation, to effect a name change from JobLocationMap, Inc. to Bioscience Neutraceuticals, Inc. Our company will remain the surviving entity.

Articles of Merger to effect the merger and change of name were filed with the Nevada Secretary of State with an effective date of December 12, 2018.

Disposal of business

On October 1, 2018, the Company disposed of online application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations. Refer to Note 9 for further details.

Reverse Stock Split

On January 18, 2019, a majority of our shareholders approved a reverse stock split on a basis of 40 old shares for one (1) new share of our issued and outstanding common stock. The reverse split has been reviewed by the Financial Industry Regulatory Authority and has been approved for filing with an effective date of February 7, 2019. All share and per share information in these financial statements retroactively reflect this stock distribution.

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

Inventory

The Company’s inventory consists of oil products. All inventory is finished goods. Inventories are stated at the lower of cost or market value. Inventory is stored off-site and held by a third party. The Company utilizes last-in first-out for inventory items held. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at December 31, 2018, the Company determined that no reserve was required.

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

As of December 31, 2018 and 2017 the carrying value of cash and cash equivalent, accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Preferred stock

As of December 31, 2018 and 2017, there was no shares issued and outstanding.

Common stock

On July 10, 2017, the Company issued 5,000 shares to acquire all of the shares of Bio Health Products Inc. (Note 1).

242,516 shares of common stock were issued and outstanding as of December 31, 2018 and 2017.

NOTE 5 – NOTE PAYABLE

On June 9, 2017, the Company issued note payable of $7,500 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the year ended December 31, 2018 and 2017, the Company recognized interest expense of $4,693 and $1,693, respectively.

On August 14, 2017, the Company issued note payable of $20,000 to a third party. The note is a 40 % interest bearing promissory note that is payable on demand. During the year ended December 31, 2018 and 2017, the Company recognized interest expense of $11,065 and $3,065, respectively.

On March 31, 2018, the Company issued note payable of $3,957 to a third party. The note is a 57% interest bearing promissory note that is payable on March 31, 2023. During the year ended December 31, 2018, the Company recognized interest expense of $1,699.

As of December 31, 2018 and 2017, the Company owed notes payable of $27,500 and $27,500 and long-term notes payable of $3,957 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. As of December 31, 2018 and 2017, the Company had a convertible note of $4,875. During the year ended December 31, 2018 and 2017, the Company recognized interest expense of $2,787 and $8, respectively.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. As of December 31, 2018 and 2017, the Company had a convertible note of $6,803. During the year ended December 31, 2018 and 2017, the Company recognized interest expense of $3,888 and $11, respectively.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017. As of December 31, 2018 and 2017, the Company had a convertible note of $11,200. During the year ended December 31, 2018 and 2017, the Company recognized interest expense of $5,615 and $15, respectively.

As of December 31, 2018 and 2017, the Company owed convertible notes payable of $22,878 and $22,878 and accrued interest of $12,290 and $34, respectively.

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the year ended December 31, 2018, related party loans of $17,762 were forgiven by the Company’s shareholder and recorded to additional paid in capital.

During the year ended December 31, 2017, the Company received loans from the previous Related Party Directors of $6,300 to pay for operating expenses. Prior to the sale of their shares, the loans to the two previous Related Party Directors were $21,107. Upon completion of the share purchase agreements between the two previous Related Party Directors and the new CEO, the $14,807 was forgiven, and recorded to additional paid-in capital.

During the year ended December 31, 2018 and 2017, the current CEO loaned the Company $45,814 and $49,825 for operational expenses and acquisition of subsidiary and the Company repaid $3,159, and $0, respectively.

During the year ended December 31, 2017, the former officer of the subsidiary advanced $1,083 for operational expenses and repaid $8,010, respectively.

As of December 31, 2018 and 2017, related party loan payable outstanding is $100,172 and $75,279, respectively.

NOTE 8 – INCOME TAXES

For the year ended December 31, 2018, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $186,328 at December 31, 2018 and will expire beginning in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the years ended December 31, 2018 and 2017 are as follows:

	For the Year Ended
	December 31,
	2018	2017
Income tax expense (benefit) at statutory rate	$(10,998)	$(13,288)
Change in valuation allowance	10,998	13,288
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
NOL Carryover	$39,129	$28,131
Valuation allowance	(39,129)	(28,131)
Net deferred tax asset	$-	$-

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

The Company had no accrued penalties and interest related to taxes as of December 31, 2018.

NOTE 9 – DISCONTINUED OPERATIONS

During the year ended December 31, 2018, the Company disposed of online map application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

As a result of disposal of our business, the Company recorded loss on disposal of assets and liabilities of $4,033.

The following table shows the results of operations which are included in the gain from discontinued operations:

	Year Ended
	December 31,
	2018	2017
Revenue	$6,163	7,761
Cost of goods	(8,257)	(5,907)
Gross profit	(2,094)	1,854
General and administration	5,906	2,696
Professional	250	11,200
Impairment loss	-	87,896
Operating loss	(8,250)	(99,938)
Debt forgiveness	-	1,554
Income tax provision	-	-
Loss from discontinued operations, net of tax	(8,250)	(98,384)

The following table summarizes the carrying amounts of the assets and liabilities from discontinued operations as of December 31, 2018 and 2017, respectively.

	December 31	December 31,
	2018	2017
Cash and cash equivalents	$-	$1,488
Inventory	-	3,201
Total Assets from discontinued operations	$-	$4,689

Accounts payable and accrued liabilities	$-	$1,014
Total Liabilities from discontinued operations	$-	$1,014

NOTE 10 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2018, through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended December 31, 2018.

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

Management's Annual Report On Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company's Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management, including our chief executive officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Liang Chen	Chief Executive Officer, Chief Financial Officer and director	30	May 12, 2017

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Liang Chen	1	0	1

(1) The insider has yet to file a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Liang Chen(1) CEO, CFO, and Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Omri Morchi (2) Former President and Director	2018 2017	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Eden Shoua(3) Former Treasurer, Secretary and Director	2018 2017	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Chen was appointed CEO, CFO and Director on May 12, 2017.
(2)	Mr. Morchi was appointed President and Director on June 15, 2010 and resigned all positions on May 12, 2017.
(3)	Ms. Shoua was appointed Secretary, Treasurer and Director on June 15, 2010 and resigned all positions on May 12, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 5, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Liang Chen Xiang yan lu xi 255 Hao 3-1-402 shi, Wo yang xian cheng guang zhen An hui sheng, PRC 233600	200,000 common stock / indirect (2)	84.2%
Directors and Executive Officers as a Group	200,000 common stock	84.2%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 5, 2019. As of April 5, 2019 there were 242,516 shares of our company’s common stock issued and outstanding.

(2)	These shares are owned by Peak Global Holdings Limited. Mr. Chen is the sole shareholder of Peak Global Holdings Limited.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$15,800	$8,900
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$8,900

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

BIOSCIENCE NEUTRACEUTICALS, INC.
(Registrant)

Dated: April 9, 2019	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2019	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

