Form 10-Q
period 2019-03-31
BIOSCIENCE NEUTRACEUTICALS, INC.
filed 2019-05-15
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36604

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

8,042,516 common shares issued and outstanding as of May 10, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCIENCE NEUTRACEUTICALS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Prepaid expense	$-	$6,000
Total Current Assets	-	6,000

Total Assets	$-	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	48,750	36,813
Due to related parties	107,420	100,172
Convertible notes	14,878	22,878
Notes payable	27,500	27,500
Total Current Liabilities	198,548	187,363

Long-term note payable	3,957	3,957

Total Liabilities	202,505	191,320

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 8,042,516 and 242,516 shares issued and outstanding, respectively	804	24
Additional paid-in capital	562,055	132,923
Accumulated deficit	(765,364)	(318,267)
Total Stockholders' Deficit	(202,505)	(185,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$6,000

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$-	$-

Operating Expenses
General and administration	382	-
Professional	18,625	1,488
Stock based compensation	421,912	-
Total operating expenses	440,919	1,488

Net loss from operations	(440,919)	(1,488)

Other expense
Interest expense	(6,178)	(5,732)
Total other expense	(6,178)	(5,732)

Net loss before taxes	(447,097)	(7,220)
Provision for income taxes	-	-
Loss from Continuing Operations	(447,097)	(7,220)

Discontinued operations
Loss from discontinued operations	-	(4,912)
Loss from Discontinued Operations, Net of Tax Benefits	-	(4,912)

Net loss	$(447,097)	$(12,132)

Net Loss Per Common Share – Basic and Diluted	$(0.36)	$(0.05)

Weighted Average Common Shares Outstanding	1,253,505	242,500

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	242,516	$24	$132,923	$(318,267)	$(185,320)

Common stock issued for service	-	-	7,000,000	700	421,212	-	421,912
Common stock issued for conversion of debt	-	-	800,000	80	7,920	-	8,000
Net loss for the period	-	-	-	-	-	(447,097)	(447,097)

Balance, March 31, 2019	-	$-	8,042,516	$804	$562,055	$(765,364)	$(202,505)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	-	$-	9,700,000	$970	$114,215	$(244,729)	$(129,544)

Net loss for the period	-	-	-	-	-	(12,132)	(12,132)

Balance, March 31, 2018	-	$-	9,700,000	$970	$114,215	$(256,861)	$(141,676)

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(447,097)	$(12,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	421,912	-
Changes in operating assets and liabilities:
Inventory	-	(2,316)
Prepaid expense	6,000	-
Accounts payable and accrued liabilities	11,937	3,770
Net Cash Used in Operating Activities	(7,248)	(10,678)

Cash Flows from Financing Activities:
Loan from related parties	7,248	10,000
Proceeds from notes payable	-	3,957
Net Cash Provided by Financing Activities	7,248	13,957

Net Change in Cash and Cash Equivalents	-	3,279
Cash and Cash Equivalents, beginning of period	-	1,488
Cash and Cash Equivalents, end of period	$-	$4,767

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$8,000	$-

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2019

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

Disposal of business

On October 1, 2018, the Company disposed of its previous online application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended December 31, 2018.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

NOTE 4 – NOTE PAYABLE

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

As of March 31, 2019, and December 31, 2018, the Company owed notes payable of $27,500 and $27,500, Long-term note payable of $3,957 and $0 and accrued interest of $20,726 and $17,457, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $3,268 and $2,710, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. During the three months ended March 31, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. During the three months ended March 31, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017.

As of March 31, 2019, and December 31, 2018, the Company owed convertible notes payable of $14,878 and $22,878 and accrued interest of $15,200 and $12,290, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $2,910 and $3,022, respectively.

NOTE 6 – EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001.

Preferred stock

As of March 31, 2019, and December 31, 2018, there was no shares issued and outstanding.

Common stock

During the three months ended March 31, 2019, the Company issued 8,042,516 shares of common stock as follows;

•	7,000,000 shares to our CEO for compensation

•	800,000 shares for conversion of debt of $8,000

8,042,516 and 242,516 shares of common stock were issued and outstanding as of March 31, 2019 and December 31, 2018.

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the three months ended March 31, 2019 and 2018, the Company received loans from the Related Party Director of $7,248 and $10,000 to pay for operating expenses, respectively.

As of March 31, 2019 and December 31, 2018, related party loan payable outstanding is $107,420 and $100,172, respectively.

NOTE 8 – DISCONTINUED OPERATIONS

During the year ended December 31, 2018, the Company disposed of online map application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the gain from discontinued operations:

	Three Months Ended
	March 31,
	2019	2018
Revenue	$-	2,287
Cost of goods	-	(4,754)
Gross profit	-	(2,467)
General and administration	-	2,195
Professional	-	250
Operating loss	-	(4,912)
Income tax provision	-	-
Loss from discontinued operations, net of tax	-	(4,912)

NOTE 9 – SUBSEQUENT EVENTS

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bioscience Neutraceuticals, Inc. and our wholly owned subsidiary, Bio Health Products Inc., a Nevada corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on June 15, 2010 under the name JobLocationMap Inc. Our principal business objective was developing and marketing an online map application, which has since been discontinued.

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

With the acquisition of Bio Health Products (“BHP”) our company changed its focus to the sale of high end pure organic oils also called “Essential Oils”, which has since been discontinued.

On November 14, 2018, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary, Bioscience Neutraceuticals, Inc. a Nevada corporation, to effect a name change from JobLocationMap, Inc. to Bioscience Neutraceuticals, Inc. Our company remained the surviving entity. Bioscience Neutraceuticals, Inc. was formed solely for the change of name. Articles of Merger to effect the merger and change of name were filed with the Nevada Secretary of State and the change of name was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of December 12, 2018.

Our address is 500 North Michigan Avenue, #600, Chicago, IL 60611. Our telephone number is (773) 236-8132.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

The Company is currently evaluating and reviewing the future course of business and evaluating potential business opportunities in the health science sector.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses			-
General and administrative expenses	382	-	382
Professional fees	18,625	1,488	17,137
Stock based compensation	421,912	-	421,912
Other income (expense)	(6,178)	(5,732)	(446)
Loss from discontinued operations	-	(4,912)	4,912
Net Loss	$(447,097)	$(12,132)	$(434,965)

We recognized no revenues for the three months ended March 31, 2019 and 2018

Our operating expenses, for the three months ended March 31, 2019 were $440,919 compared to $1,488 for the same period in 2018. The increase in operating expenses was primarily as a result of stock-based compensation to our CEO.

We recorded loss from discontinued operations of $0 and $4,912 for the three months ended March 31, 2019 and 2018, respectively.

We incurred a net loss of $447,097 and $12,132 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,
	2019	2018
Cash	$-	$-

Current Assets	$-	$6,000
Current Liabilities	$198,548	$187,363
Working Capital	$(198,548)	$(181,363)

Cash Flows

	Three Months Ended
	March 31,
	2019	2018
Cash Flows used in Operating Activities	$(7,248)	$(10,678)
Cash Flows from Financing Activities	7,248	13,957
Net Change in Cash During Period	$-	$3,279

As at March 31, 2019 our company’s cash balance was $0 and total assets were $0. As at December 31, 2018, our company’s cash balance was $0 and total assets were $6,000.

As at March 31, 2019, our company had total liabilities of $202,505, compared with total liabilities of $191,320 as at December 31, 2018.

As at March 31, 2019, our company had a working capital deficiency of $198,548 compared with a working capital deficiency of $181,363 as at December 31, 2018. The increase in working capital deficit was primarily due to a decrease in prepaid expense and an increase in accounts payable and accrued liabilities and due to related parties.

Cash Flow from Operating Activities

During the three months ended March 31, 2019, our company used $7,248 in cash from operating activities, compared to $10,678 cash used in operating activities during the three months ended March 31, 2018. The cash used from operating activities for the three months ended March 31, 2019 was attributed to net loss of $447,097 and was offset by stock-based compensation of $421,912 and change in operating assets and liabilities of $17,937.

Cash Flow from Investing Activities

During the three months ended March 31, 2019 and 2018, our company did not have investing activities

Cash Flow from Financing Activities

During the three months ended March 31, 2019 our company received $7,248 from loan from related parties compared to $10,000 from loan from related parties and $3,957 from notes payable during the three months ended March 31, 2018.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2019, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BIOSCIENCE NEUTRACEUTICALS, INC.
(Registrant)

Dated: May 15, 2019	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

