Form 10-Q
period 2019-06-30
BIOSCIENCE NEUTRACEUTICALS, INC.
filed 2019-08-12
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-36604

BIOSCIENCE NEUTRACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0745348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Michigan Avenue #600, Chicago IL	60611
(Address of principal executive offices)	(Zip Code)

773-263-8132
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

8,042,516 common shares issued and outstanding as of July 24, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCIENCE NEUTRACEUTICALS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Prepaid expense	$-	$6,000
Total Current Assets	-	6,000

Total Assets	$-	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,550	$7,066
Accrued interest	41,149	29,747
Due to related parties	128,785	100,172
Convertible notes	14,878	22,878
Notes payable	27,500	27,500
Total Current Liabilities	213,862	187,363

Long-term note payable	3,957	3,957

Total Liabilities	217,819	191,320

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 8,042,516 and 242,516 shares issued and outstanding, respectively	804	24
Additional paid-in capital	562,055	132,923
Accumulated deficit	(780,678)	(318,267)
Total Stockholders' Deficit	(217,819)	(185,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$6,000

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
General and administration	-	-	382	-
Professional	10,090	18,519	28,715	20,007
Stock based compensation	-		421,912	-
Total operating expenses	10,090	18,519	451,009	20,007

Net loss from operations	(10,090)	(18,519)	(451,009)	(20,007)

Other expense
Interest expense	(5,224)	(6,363)	(11,402)	(12,095)
Total other expense	(5,224)	(6,363)	(11,402)	(12,095)

Net loss before taxes	(15,314)	(24,882)	(462,411)	(32,102)
Provision for income taxes		-	-	-
Loss from Continuing Operations	(15,314)	(24,882)	(462,411)	(32,102)

Discontinued operations
Loss from discontinued operations	-	(1,736)	-	(6,648)
Loss from Discontinued Operations, Net of Tax Benefits	-	(1,736)	-	(6,648)

Net loss	$(15,314)	$(26,618)	$(462,411)	$(38,750)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.10)	$(0.16)

Weighted Average Common Shares Outstanding	8,042,516	9,680,435	4,648,011	242,500

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	242,516	$24	$132,923	$(318,267)	$(185,320)

Common stock issued for service	-	-	7,000,000	700	421,212	-	421,912
Common stock issued for conversion of debt	-	-	800,000	80	7,920	-	8,000
Net loss for the period	-	-	-	-	-	(447,097)	(447,097)

Balance, March 31, 2019	-	$-	8,042,516	$804	$562,055	$(765,364)	$(202,505)

Net loss for the period	-	-	-	-	-	(15,314)	(15,314)

Balance, June 30, 2019	-	$-	8,042,516	$804	$562,055	$(780,678)	$(217,819)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	-	$-	9,700,000	$970	$114,215	$(244,729)	$(129,544)

Net loss for the period	-	-	-	-	-	(12,132)	(12,132)

Balance, March 31, 2018	-	$-	9,700,000	$970	$114,215	$(256,861)	$(141,676)

Net loss for the period	-	-	-	-	-	(26,618)	(26,618)

Balance, June 30, 2018	-	$-	9,700,000	$970	$114,215	$(283,479)	$(168,294)

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss from Continued Operations	$(462,411)	$(32,102)
Net loss from Discontinued Operations	-	(6,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	421,912	-
Changes in operating assets and liabilities:
Inventory	-	(1,715)
Prepaid expense	6,000	-
Accounts payable and accrued liabilities	(5,516)	(2,000)
Accrued interest	11,402	12,095
Net Cash Used in Operating Activities	(28,613)	(30,370)

Cash Flows from Financing Activities:
Loan from related parties	28,613	28,669
Proceeds from notes payable	-	3,957
Net Cash Provided by Financing Activities	28,613	32,626

Net Change in Cash and Cash Equivalents	-	2,256
Cash and Cash Equivalents, beginning of period	-	1,488
Cash and Cash Equivalents, end of period	$-	$3,744

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$8,000	$-

The accompanying notes are an integral part of these financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended December 31, 2018.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

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

As of June 30, 2019, and December 31, 2018, the Company owed notes payable of $27,500 and $27,500, Long-term note payable of $3,957 and $3,957 and accrued interest of $24,030 and $17,457, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized interest expense of $6,573 and $6,017, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. During the six months ended June 30, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. During the six months ended June 30, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017.

As of June 30, 2019, and December 31, 2018, the Company owed convertible notes payable of $14,878 and $22,878 and accrued interest of $17,118 and $12,290, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized interest expense of $4,829 and $6,078, respectively.

NOTE 6 – EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001.

Preferred stock

As of June 30, 2019, and December 31, 2018, there was no shares issued and outstanding.

Common stock

During the six months ended June 30, 2019, the Company issued 7,800,000 shares of common stock as follows;

•	7,000,000 shares to our CEO for compensation

•	800,000 shares for conversion of debts of $8,000

8,042,516 and 242,516 shares of common stock were issued and outstanding as of June 30, 2019 and December 31, 2018.

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the six months ended June 30, 2019 and 2018, the Company received loans from the Related Party Director of $28,613 and $28,669 to pay for operating expenses, respectively.

As of June 30, 2019 and December 31, 2018, related party loan payable outstanding is $128,785 and $100,172, respectively.

NOTE 8 – DISCONTINUED OPERATIONS

During the year ended December 31, 2018, the Company disposed of online map application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$-	2,183	$-	4,470
Cost of goods	-	(1,644)	-	(6,398)
Gross profit	-	539	-	(1,928)
General and administration	-	2,275	-	4,470
Professional	-	-	-	250
Operating loss	-	(1,736)	-	(6,648)
Income tax provision	-	-	-	-
Loss from discontinued operations, net of tax	-	(1,736)	-	(6,648)

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bioscience Neutraceuticals, Inc., unless otherwise indicated.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
Professional fees	10,090	18,519	(8,429)
Other expense	5,224	6,363	(1,139)
Loss from continued operations	(15,314)	(24,882)	9,568
Loss from discontinued operations	-	(1,736)	1,736
Net Loss	$(15,314)	$(26,618)	$11,304

We recognized no revenues for the three months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019, we incurred loss from continued operations of $15,314 compared to $24,882 for the three months ended June 30, 2018 due to the decrease in operating expenses. Our operating expenses for the three months ended June 30, 2019 were $10,090 compared to $18,519 for the same period in 2018. Operating expenses include professional fees with respect to the requirements for public reporting.

We recorded loss from discontinued operations of $0 and $1,736 for the three months ended June 30, 2019 and 2018, respectively.

We incurred a net loss of $15,314 and $26,618 for the three months ended June 30, 2019 and June 30, 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	382	-	382
Professional fees	28,715	20,007	8,708
Stock based compensation	421,912	-	421,912
Other expense	11,402	12,095	(693)
Loss from continued operations	(462,411)	(32,102)	(430,309)
Loss from discontinued operations	-	(6,648)	6,648
Net Loss	$(462,411)	$(38,750)	$(423,661)

We recognized no revenues for the six months ended June 30, 2019 and 2018

During the six months ended June 30, 2019, we incurred loss from continued operations of $462,411 compared to $32,102 for the six months ended June 30, 2018 due to the increase in operating expenses. Our operating expenses, for the six months ended June 30, 2019 were $451,009 compared to $20,007 for the same period in 2018. The increase in operating expenses was primarily as a result of stock-based compensation to our CEO.

We recorded loss from discontinued operations of $0 and $6,648 for the six months ended June 30, 2019 and 2018, respectively.

We incurred a net loss of $462,411 and $38,750 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2019	2018
Cash	$-	$-

Current Assets	$-	$6,000
Current Liabilities	$213,862	$187,363
Working Capital	$(213,862)	$(181,363)

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
Cash Flows used in Operating Activities	$(28,613)	$(30,370)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	28,613	32,626
Net Change in Cash During Period	$-	$2,256

As at June 30, 2019 our company’s cash balance was $0 and total assets were $0. As at December 31, 2018, our company’s cash balance was $0 and total assets were $6,000.

As at June 30, 2019, our company had total liabilities of $217,819, compared with total liabilities of $191,320 as at December 31, 2018.

As at June 30, 2019, our company had a working capital deficiency of $213,862 compared with a working capital deficiency of $181,363 as at December 31, 2018. The increase in working capital deficit was primarily due to a decrease in prepaid expense and an increase in accounts payable and accrued liabilities and due to related parties.

Cash Flow from Operating Activities

During the six months ended June 30, 2019, our company used $28,613 in cash from operating activities, compared to $30,370 cash used in operating activities during the six months ended June 30, 2018.

The cash used from operating activities for the six months ended June 30, 2019 was attributed to net loss from continued operations of $462,411, increased by a decrease in accounts payable and accrued liabilities of $5,516, and was offset by stock-based compensation of $421,912, a decrease in prepaid expense of $6,000 and an increase in accrued interest of $11,402.

The cash used from operating activities for the six months ended June 30, 2018 was attributed to net loss from continued operations of $32,102 and net loss from discontinued operations of $6,648, increased by an increase in inventory of $1,715 and a decrease in accounts payable and accrued liabilities of $2,000, and was offset by an increase in accrued interest of $12,095.

Cash Flow from Investing Activities

During the six months ended June 30, 2019 and 2018, our company did not have investing activities

Cash Flow from Financing Activities

During the six months ended June 30, 2019 our company received $28,613 from loan from related parties compared to $28,669 from loan from related parties and $3,957 from notes payable during the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2019, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BIOSCIENCE NEUTRACEUTICALS, INC.
(Registrant)

Dated: August 12, 2019	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

