Form 10-Q
period 2019-09-30
BIOSCIENCE NEUTRACEUTICALS, INC.
filed 2019-11-12
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

8,042,516 common shares issued and outstanding as of October 8, 2019.

Table of contns

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCIENCE NEUTRACEUTICALS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Prepaid expense	$-	$6,000
Total Current Assets	-	6,000

Total Assets	$-	$6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,898	$7,066
Accrued interest	46,431	29,747
Due to related parties	132,423	100,172
Convertible notes	14,878	22,878
Notes payable	27,500	27,500
Total Current Liabilities	223,129	187,363

Long-term note payable	3,957	3,957

Total Liabilities	227,086	191,320

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 8,042,516 and 242,516 shares issued and outstanding, respectively	804	24
Additional paid-in capital	562,055	132,923
Accumulated deficit	(789,945)	(318,267)
Total Stockholders’ Deficit	(227,086)	(185,320)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$6,000

The accompanying notes are an integral part of these financial statements.

Table of contns

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration	788	-	1,170	-
Professional	3,198	2,950	31,913	22,957
Stock based compensation	-	-	421,912	-
Total operating expenses	3,985	2,950	454,994	22,957

Net loss from operations	(3,985)	(2,950)	(454,994)	(22,957)
Other expense
Interest expense	(5,282)	(6,430)	(16,684)	(18,525)
Total other expense	(5,282)	(6,430)	(16,684)	(18,525)

Net loss before taxes	(9,267)	(9,380)	(471,678)	(41,482)
Provision for income taxes		-	-	-
Loss from Continuing Operations	(9,267)	(9,380)	(471,678)	(41,482)

Discontinued operations
Loss from discontinued operations	-	(1,601)	-	(8,249)
Loss from Discontinued Operations, Net of Tax Benefits	-	(1,601)	-	(8,249)
Net loss	$(9,267)	$(10,981)	$(471,678)	$(49,731)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.08)	$(0.01)

Weighted Average Common Shares Outstanding	8,042,516	9,700,000	5,787,771	9,700,000

The accompanying notes are an integral part of these financial statements.

Table of contns

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

*Balance, December 31, 2018	-	$-	242,516	$24	$132,923	$(318,267)	$(185,320)

Common stock issued for service	-	-	7,000,000	700	421,212	-	421,912
Common stock issued for conversion of debt	-	-	800,000	80	7,920	-	8,000
Net loss for the period	-	-	-	-	-	(447,097)	(447,097)

Balance, March 31, 2019	-	$-	8,042,516	$804	$562,055	$(765,364)	$(202,505)

Net loss for the period	-	-	-	-	-	(15,314)	(15,314)

Balance, June 30, 2019	-	$-	8,042,516	$804	$562,055	$(780,678)	$(217,819)

Net loss for the period	-	-	-	-	-	(9,267)	(9,267)

Balance, September 30, 2019	-	$-	8,042,516	$804	$562,055	$(789,945)	$(227,086)

*Retrospectively reflect reverse stock split 40:1

Table of contns

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

*Balance, December 31, 2017	-	$-	242,516	$24	$115,161	$(244,729)	$(129,544)

Net loss for the period	-	-	-	-	-	(12,132)	(12,132)

*Balance, March 31, 2018	-	$-	242,516	$24	$115,161	$(256,861)	$(141,676)

Net loss for the period	-	-	-	-	-	(26,618)	(26,618)

*Balance, June 30, 2018	-	$-	242,516	$24	$115,161	$(283,479)	$(168,294)

Net loss for the period	-	-	-	-	-	(10,981)	(10,981)

*Balance, September 30, 2018	-	$-	242,516	$24	$115,161	$(294,460)	$(179,275)

*Retrospectively reflect reverse stock split 40:1

The accompanying notes are an integral part of these financial statements.

Table of contns

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss from Continued Operations	$(471,678)	$(41,482)
Net loss from Discontinued Operations	-	(8,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	421,912	-
Changes in operating assets and liabilities:
Inventory	-	(1,715)
Prepaid expense	6,000	-
Accounts payable and accrued liabilities	(5,169)	1,287
Accrued interest	16,684	18,525
Net Cash Used in Operating Activities	(32,251)	(31,634)

Cash Flows from Financing Activities:
Loan from related parties	32,251	30,436
Repayments of related party loans	-	(3,159)
Proceeds from notes payable	-	3,957
Net Cash Provided by Financing Activities	32,251	31,234

Net Change in Cash and Cash Equivalents	-	(400)
Cash and Cash Equivalents, beginning of period	-	1,488
Cash and Cash Equivalents, end of period	$-	$1,088

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$8,000	$-

The accompanying notes are an integral part of these financial statements.

Table of contns

BIOSCIENCE NEUTRACEUTICALS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended December 31, 2018.

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

Table of contns

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

As of September 30, 2019, and December 31, 2018, the Company owed notes payable of $27,500 and $27,500, Long-term note payable of $3,957 and $3,957 and accrued interest of $27,372 and $17,457, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized interest expense of $9,915 and $9,358, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. During the nine months ended September 30, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. During the nine months ended September 30, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

Table of contns

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017.

As of September 30, 2019, and December 31, 2018, the Company owed convertible notes payable of $14,878 and $22,878 and accrued interest of $19,058 and $12,290, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized interest expense of $6,769 and $9,167, respectively.

NOTE 6 – EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001.

Preferred stock

As of September 30, 2019, and December 31, 2018, there was no shares issued and outstanding.

Common stock

During the nine months ended September 30, 2019, the Company issued 7,800,000 shares of common stock as follows;

•	7,000,000 shares to our CEO for compensation

•	800,000 shares for conversion of debts of $8,000

8,042,516 and 242,516 shares of common stock were issued and outstanding as of September 30, 2019 and December 31, 2018.

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

During the nine months ended September 30, 2019, the Company received loans from the Related Party Director of $32,251 to pay for operating expenses.

During the nine months ended September 30, 2018, the Company received loans from the Related Party Director of $30,436 to pay for operating expenses and repaid $3,159.

As of September 30, 2019 and December 31, 2018, related party loan payable outstanding is $132,423 and $100,172, respectively.

NOTE 8 – DISCONTINUED OPERATIONS

During the year ended December 31, 2018, the Company disposed of online map application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

Table of contns

The following table shows the results of operations which are included in the loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$-	1,693	$-	6,163
Cost of goods	-	(1,859)	-	(8,257)
Gross profit	-	(166)	-	(2,094)
General and administration	-	1,435	-	5,905
Professional	-	-	-	250
Operating loss	-	(1,601)	-	(8,249)
Income tax provision	-	-	-	-
Loss from discontinued operations, net of tax	-	(1,601)	-	(8,249)

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated potential subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

Table of contns

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

Table of contns

Our Current Business

The Company is currently evaluating and reviewing the future course of business and evaluating potential business opportunities in the health science sector.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	788	-	788
Professional fees	3,198	2,950	248
Other expense	5,282	6,430	(1,148)
Loss from continued operations	(9,267)	(9,380)	113
Loss from discontinued operations	-	(1,601)	1,601
Net Loss	$(9,267)	$(10,981)	$1,714

We recognized no revenues for the three months ended September 30, 2019 and 2018.

During the three months ended September 30, 2019, we incurred loss from continued operations of $9,267 compared to $9,380 for the three months ended September 30, 2018. Our operating expenses for the three months ended September 30, 2019 were $3,985 compared to $2,950 for the same period in 2018. Operating expenses include general and administration expenses and professional fees with respect to the requirements for public reporting.

We recorded loss from discontinued operations of $0 and $1,601 for the three months ended September 30, 2019 and 2018, respectively.

We incurred a net loss of $9,267 and $10,981 for the three months ended September 30, 2019 and September 30, 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	1,170	-	1,170
Professional fees	31,913	22,957	8,956
Stock based compensation	421,912	-	421,912
Other expense	16,684	18,525	(1,841)
Loss from continued operations	(471,678)	(41,482)	(430,196)
Loss from discontinued operations	-	(8,249)	8,249
Net Loss	$(471,678)	$(49,731)	$(421,947)

We recognized no revenues for the nine months ended September 30, 2019 and 2018.

Table of contns

During the nine months ended September 30, 2019, we incurred loss from continued operations of $471,678 compared to $41,482 for the nine months ended September 30, 2018 due to the increase in operating expenses. Our operating expenses, for the nine months ended September 30, 2019 were $454,994 compared to $22,957 for the same period in 2018. The increase in operating expenses was primarily as a result of stock-based compensation to our CEO of $421,912.

We recorded loss from discontinued operations of $0 and $8,249 for the nine months ended September 30, 2019 and 2018, respectively.

We incurred a net loss of $471,678 and $49,731 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,
	2019	2018
Cash	$-	$-

Current Assets	$-	$6,000
Current Liabilities	$223,129	$187,363
Working Capital	$(223,129)	$(181,363)

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows used in Operating Activities	$(32,251)	$(31,634)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	32,251	31,234
Net Change in Cash During Period	$-	$(400)

As at September 30, 2019 our company’s cash balance was $0 and total assets were $0. As at December 31, 2018, our company’s cash balance was $0 and total assets were $6,000.

As at September 30, 2019, our company had total liabilities of $227,086, compared with total liabilities of $191,320 as at December 31, 2018.

As at September 30, 2019, our company had a working capital deficiency of $223,129 compared with a working capital deficiency of $181,363 as at December 31, 2018. The increase in working capital deficit was primarily due to a decrease in prepaid expense and an increase accrued interest and due to related parties.

Cash Flow from Operating Activities

During the nine months ended September 30, 2019, our company used $28,613 in cash from operating activities, compared to $30,370 cash used in operating activities during the nine months ended September 30, 2018.

Table of contns

The cash used from operating activities for the nine months ended September 30, 2019 was attributed to net loss from continued operations of $471,678 increased by a decrease in accounts payable and accrued liabilities of $5,169, and was offset by stock-based compensation of $421,912, a decrease in prepaid expense of $6,000 and an increase in accrued interest of $16,684.

The cash used from operating activities for the nine months ended September 30, 2018 was attributed to net loss from continued operations of $41,482 and net loss from discontinued operations of $8,249, increased by an increase in inventory of $1,715, and was offset by an increase in accrued interest of $1,287 and an increase in accrued interest of $18,525.

Cash Flow from Investing Activities

During the nine months ended September 30, 2019 and 2018, our company did not have investing activities

Cash Flow from Financing Activities

During the nine months ended September 30, 2019, our company received $32,251 from loan from related parties compared to $30,436 from loan from related parties and $3,957 from notes payable offset by repayment of related party loans of $3,159 during the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of September 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2019, our Company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Table of contns

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Table of contns

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

Table of contns

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

_______________

* Filed herewith.

** Furnished herewith.

Table of contns

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSCIENCE NEUTRACEUTICALS, INC.
(Registrant)

Dated: November 12, 2019	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

