Form 10-K
period 2019-12-31
BIOSCIENCE NEUTRACEUTICALS, INC.
filed 2020-03-30
CIK 1555995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-36604

BIOSCIENCE NEUTRACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0745348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Michigan Avenue, #600, Chicago IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 773-236-8132

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019, was $1,709,247 based on a $0.11average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

8,042,516 shares of common stock as of March 12, 2020.

FORWARD-LOOKING STATEMENTS

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” mean Bioscience Neutraceuticals, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our officers and directors will continue to manage our company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Employees

We have no employees and our sole officer and director who furnishes their time to the development of our company at no cost.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “DEVV”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of March 12, 2020, we had 4 shareholders of record of our common stock with 8,042,516 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the year ended December 31, 2019 and 2018, which are included herein.

	Year Ended December 31,
	2019	2018	Change	%
Operating Expenses
General and administrative expenses	$3,514	$2,055	$1,459	71%
Professional fees	34,324	34,245	79	0%
Stock based compensation	421,912	-	421,912	100%
Total Operating Expenses	459,750	36,300	423,450	1,167%
Other expense	166,296	24,955	141,341	566%
Loss from continued operations	(626,046)	(61,255)	(564,791)	922%
Loss from discontinued operations	-	(12,283)	12,283	(100%)
Net Loss	$(626,046)	$(73,538)	$(552,508)	751%

We recognized no revenues for the year ended December 31, 2019 and 2018.

Net loss increased $552,508 or 751% during the year ended December 31, 2019 due to the increase in operating expenses primarily attributed to the increase in stock based compensation for shares issued to our CEO of $421,912 and increase in other expenses of $141,341 including amortization of debt discount of $137,312

During the year ended December 31, 2018, we incurred loss from discontinued operations of $12,283 from online map application business which was disposed of during the year ended December 31, 2018.

Liquidity and Capital Resources

Working Capital

	December 31,	December 31,
	2019	2018	Change	%
Cash and cash equivalents	$-	$-	$-	n/a
Total Assets	$-	$6,000	$(6,000)	(100%)
Total Liabilities	$244,142	$191,320	$52,822	28%
Working Capital	$(240,185)	$(181,363)	$(58,822)	32%

Cash Flows

	Year Ended
	December 31,
	2019	2018	Change	%
Cash Flows used in Operating Activities	$(37,140)	$(47,012)	$9,872	(21%)
Cash Flows used in Investing Activities	-	(1,088)	1,088	(100%)
Cash Flows provided by Financing Activities	37,140	46,612	(9,472)	(20%)
Net Change in Cash	$-	$(1,488)	$1,488	(100%)

As at December 31, 2019 our company had no cash and assets. As at December 31, 2018, our company had no cash and total assets was $6,000 comprised of prepaid expense.

As at December 31, 2019, our company had total liabilities of $244,142, of which included convertible notes of $152,190 and accrued interest of $58,731. As at December 31, 2018, our company had total liabilities of $191,320, of which included due to related parties of $100,172.

As at December 31, 2019, our company had a working capital deficiency of $240,185 compared with a working capital deficiency of $181,363 as at December 31, 2018. The increase in working capital deficit was primarily due to a decrease in prepaid expense and an increase accrued interest and due to related parties.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the year ended December 31, 2019, net cash used in operating activities was $37,140 compared to $47,012 used during the year ended December 31, 2018. Cash flows used in operating activities for the year ended December 31, 2019, comprised of a net loss of $626,046, which was reduced by non-cash expenses of $421,912 for stock based compensation and $137,312 for amortization of debt discount, and a net change in working capital of $29,682. Cash flows used in operating activities for the year ended December 31, 2018, comprised of a net loss from continued operations of $61,255 and net loss from discontinued operations of $12,283, which was reduced by non-cash expenses of $4,033 for loss from disposal of assets and a net change in working capital of $22,493.

Cash Flow from Investing Activities

During the year ended December 31, 2019, our company did not have any investing activities.

During the year ended December 31, 2018, net cash used in investing activities was $1,088 from disposal of assets and liabilities.

Cash Flow from Financing Activities

During the year ended December 31, 2019, our company received $37,140 from proceeds from issuance of convertible notes compared to $45,814 from loan from related parties and $3,957 from notes payable offset by repayment of related party loans of $3,159 during the year ended December 31, 2019.

Liquidity and Capital Resources

Our cash balance at December 31, 2019 was $0, with $240,185 in outstanding current liabilities, consisting of $1,764 in accounts payable, $58,731 in accrued interest, $152,190 in convertible notes, and $27,500 in notes payable. We estimate total expenditures over the next 12 months are expected to be approximately $75,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioscience Neutraceuticals, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Lakewood, CO

March 30, 2020

BIOSCIENCE NEUTRACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Prepaid expense	$-	$6,000
Total Current Assets	-	6,000

Total Assets	$-	$6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,764	$7,066
Accrued interest	58,731	29,747
Due to related parties	-	100,172
Convertible notes	152,190	22,878
Notes payable	27,500	27,500
Total Current Liabilities	240,185	187,363

Long-term note payable	3,957	3,957

Total Liabilities	244,142	191,320

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.0001, 100,000,000 shares authorized, 8,042,516 and 242,516 shares issued and outstanding, respectively	804	24
Additional paid-in capital	699,367	132,923
Accumulated deficit	(944,313)	(318,267)
Total Stockholders’ Deficit	(244,142)	(185,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$6,000

The accompanying notes are an integral part of these audited financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2019	2018

Operating Expenses
General and administration	$3,514	$2,055
Professional	34,324	34,245
Stock based compensation	421,912	-
Total operating expenses	459,750	36,300

Net loss from operations	(459,750)	(36,300)

Other expense
Interest expense	(166,296)	(24,955)
Total other expense	(166,296)	(24,955)

Net loss before taxes	(626,046)	(61,255)
Provision for income taxes	-	-
Loss from Continuing Operations	(626,046)	(61,255)

Discontinued operations
Loss from discontinued operations	-	(8,250)
Loss on disposal of assets and liabilities	-	(4,033)
Loss from Discontinued Operations, Net of Tax Benefits	-	(12,283)

Net loss	$(626,046)	$(73,538)

Net Loss Per Common Share – Basic and Diluted	$(0.10)	$(0.30)

Weighted Average Common Shares Outstanding	6,371,283	242,516

The accompanying notes are an integral part of these audited financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	-	$-	242,516	$24	$115,161	$(244,729)	$(129,544)

Debt forgiveness	-	-	-	-	17,762	-	17,762
Net loss for the period	-	-	-	-	-	(73,538)	(73,538)

Balance, December 31, 2018	-	$-	242,516	$24	$132,923	$(318,267)	$(185,320)

Common stock issued for service	-	-	7,000,000	700	421,212	-	421,912
Common stock issued for conversion of debt	-	-	800,000	80	7,920	-	8,000
Beneficial conversion feature	-	-	-	-	137,312	-	137,312
Net loss for the period	-	-	-	-	-	(626,046)	(626,046)

Balance, December 31, 2019	-	$-	8,042,516	$804	$699,367	$(944,313)	$(244,142)

The accompanying notes are an integral part of these audited financial statements.

  BIOSCIENCE NEUTRACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss from Continued Operations	$(626,046)	$(61,255)
Net loss from Discontinued Operations	-	(12,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	421,912	-
Amortization of debt discount	137,312	-
Loss from disposal of assets	-	4,033
Changes in operating assets and liabilities:
Inventory	-	(1,715)
Prepaid expense	6,000	(6,000)
Accounts payable and accrued liabilities	(5,302)	5,253
Accrued interest	28,984	24,955
Net Cash Used in Operating Activities	(37,140)	(47,012)

Cash Flows from Investing Activities:
Disposal of assets and liabilities	-	(1,088)
Net Cash Used in Investing Activities	-	(1,088)

Cash Flows from Financing Activities:
Loan from related parties	-	45,814
Proceeds from issuance of convertible notes	37,140	-
Repayments of related party loans	-	(3,159)
Proceeds from notes payable	-	3,957
Net Cash Provided by Financing Activities	37,140	46,612

Net Change in Cash and Cash Equivalents	-	(1,488)
Cash and Cash Equivalents, beginning of period	-	1,488
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$8,000	$-
Beneficial conversion feature	$137,312	$-
Forgiveness of debt by related party to contributed capital	$-	$17,762

The accompanying notes are an integral part of these audited financial statements.

BIOSCIENCE NEUTRACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

As of December 31, 2019 and 2018, the carrying value of cash and cash equivalent, accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because there are no dilutive items. Diluted net loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items. The Company has not issued any options or warrants or similar securities since inception.

For the years ended December 31 and 2018, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	137,311,970	-

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

As of December 31, 2019 and December 31, 2018, the Company owed notes payable of $27,500 and $27,500, long-term note payable of $3,957 and $3,957 and accrued interest of $30,712 and $17,457, respectively. During the year ended December 31, 2019 and 2018, the Company recognized interest expense of $13,257 and $12,699, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On December 31, 2017, the Company issued a convertible note of $4,875 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $4,875 and amortized $4,875 for the year ended December 31, 2017. During the year ended December 31, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $6,803 with a conversion price of $0.01. The convertible note is unsecured, bears interest at 57% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $6,803 and amortized $6,803 for the year ended December 31, 2017. During the year ended December 31, 2019, the convertible note of $4,000 was converted into 400,000 shares of common stock.

On December 31, 2017, the Company issued a convertible note of $11,200 with a conversion price of $0.005. The convertible note is unsecured, bears interest at 50% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $11,200 and amortized $11,200 for the year ended December 31, 2017.

On October 1, 2019, the Company issued a convertible note to an un-affiliated party of $137,312 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019. The convertible notes are due on demand, bear interest at 20% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $137,312 was fully amortized during the year ended December 31, 2019. During the year ended December 31, 2019, the Company incurred note interest expense of $7,018.

As of December 31, 2019 and 2018, the Company owed convertible notes payable of $152,190 and $22,878 and accrued interest of $28,017 and $12,290, respectively. During the year ended December 31, 2019 and 2018, the Company recognized interest expense of $15,727 and $12,256, respectively.

NOTE 6 – EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001.

Preferred stock

As of December 31, 2019 and December 31, 2018, there was no shares issued and outstanding.

Common stock

During the year ended December 31, 2019, the Company issued 7,800,000 shares of common stock as follows;

•	7,000,000 shares to our CEO for compensation

•	800,000 shares for conversion of debts of $8,000

8,042,516 and 242,516 shares of common stock were issued and outstanding as of December 31, 2019 and 2018.

NOTE 7 – RELATED TRANSACTIONS

Due to related parties

On October 1, 2019, the Company issued a convertible note to an un-affiliated party of $137,312 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019. (see Note 5)

During the year ended December 31, 2018, the Company received loans from the Related Party Director of $45,814 to pay for operating expenses and repaid $3,159.

As of December 31, 2019 and December 31, 2018, related party loan payable outstanding is $0 and $100,172, respectively.

NOTE 8 – INCOME TAXES

For the year ended December 31, 2019, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $253,150 at December 31, 2019 and will expire beginning in the year 2034. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018 can be carryforward indefinitely.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31,
	2019	2018
Income tax expense (benefit) at statutory rate	$(14,033)	$(10,998)
Change in valuation allowance	14,033	10,998
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
NOL Carryover	$53,162	$39,129
Valuation allowance	(53,162)	(39,129)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $253,150 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2019.

NOTE 9 – DISCONTINUED OPERATIONS

During the year ended December 31, 2018, the Company disposed of online map application business. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Year Ended
	December 31,
	2019	2018
Revenue	$-	6,163
Cost of goods	-	(8,257)
Gross profit	-	(2,094)

Operating expenses
General and administration	-	5,906
Professional fees	-	250
Total operating expense		6,156

Loss from discontinued operations	-	(8,250)
Loss on disposal of assets and liabilities	-	(4,033)
Loss from discontinued operations, net of tax	$-	$(12,283)

NOTE 10 – SUBSEQUENT EVENTS

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Liang Chen	Chief Executive Officer, Chief Financial Officer and director	31	May 12, 2017

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

Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Liang Chen	1	0	1

(1) The insider has yet to file a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Liang Chen(1)CEO, CFO, and Director	2019 2018	-- --	-- --	421,912 --	-- --	-- --	-- --	-- --	421,912 --

(1)	Mr. Chen was appointed CEO, CFO and Director on May 12, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019 there were no options exercised by our named officers.

Compensation of Directors

On March 21, 2019, our majority shareholder and our sole director, approved the issuance of 7,000,000 shares of common stock valued at $421,912 to Liang Chen, our Chief Executive Officer as compensation for management services provided to our company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 12, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature ofBeneficial Ownership	Percentageof Class(1)
Liang Chen Xiang yan lu xi 255 Hao 3-1-402 shi, Wo yang xian cheng guang zhen An hui sheng, PRC 233600	7,205,000 common stock / indirect (2)	89.6%
Directors and Executive Officers as a Group	7,205,000 common stock	89.6%

________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2020. As of March 12, 2020 there were 8,042,516 shares of our company’s common stock issued and outstanding.

(2)	200,000 shares are owned by Peak Global Holdings Limited. Mr. Chen is the sole shareholder of Peak Global Holdings Limited. 7,00,500 shares are owned by Mr. Chen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$23,900	$15,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$23,900	$15,800

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT NUMBER	Exhibit Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOSCIENCE NEUTRACEUTICALS, INC.

Dated March 30, 2020	By:	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated March 30, 2020	/s/ Liang Chen
Liang Chen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

